Form 10-Q
period 1994-06-30
IDS JONES GROWTH PARTNERS II L P
filed 1994-08-12
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994.
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

                        Commission File Number:  0-18133

                       IDS/JONES GROWTH PARTNERS II, L.P.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                             #84-1060548
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                 No
    -----                                                                  -----

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 1994                   1993
                                                                              ------------          ------------
                       ASSETS
                       ------

CASH                                                                          $     31,826          $     81,997

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $39,993 and $34,993 at June 30, 1994 and December 31,
  1993, respectively                                                               357,803               365,509

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        32,318,410            30,921,229
  Less - accumulated depreciation                                              (12,252,505)          (10,370,393)
                                                                              ------------          ------------

                                                                                20,065,905            20,550,836

  Franchise costs, net of accumulated amortization of $28,449,491 and $25,699,750 at June 30, 1994 and December 31, 1993,
    respectively                                                                30,117,630            32,867,371
  Subscriber lists, net of accumulated amortization of $4,418,030 and $3,884,274 at June 30, 1994 and December 31, 1993,
    respectively                                                                 3,201,473             3,735,229
  Costs in excess of interest in net assets purchased, net of accumulated amortization of $766,056 and $672,276 at June 30, 1994 and
    December 31, 1993, respectively                                              6,745,315             6,839,095
                                                                              ------------          ------------

         Total investment in cable television properties                        60,130,323            63,992,531

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                    133,105               155,933
                                                                              ------------          ------------

         Total assets                                                         $ 60,653,057          $ 64,595,970
                                                                              ============          ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,            December 31,
                                                                                  1994                  1993
                                                                              ------------          ------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

LIABILITIES:
  Debt                                                                        $ 42,052,002          $ 41,604,580
  Accounts payable -
    Trade                                                                           18,098                 9,570
    Managing General Partner                                                     1,040,406             1,056,828
  Accrued liabilities                                                              808,619               979,721
  Subscriber prepayments                                                            56,407                43,602
                                                                              ------------          ------------

         Total liabilities                                                      43,975,532            43,694,301
                                                                              ------------          ------------

MINORITY INTEREST IN JOINT VENTURE                                               5,649,143             7,102,248
                                                                              ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                500                   500
    Accumulated deficit                                                           (265,648)             (237,938)
                                                                              ------------          ------------

                                                                                  (265,148)             (237,438)
                                                                              ------------          ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at June 30, 1994 and December 31, 1993)                                  37,256,546            37,256,546
    Accumulated deficit                                                        (25,963,016)          (23,219,687)
                                                                              ------------          ------------

                                                                                11,293,530            14,036,859
                                                                              ------------          ------------

         Total liabilities and partners' capital (deficit)                    $ 60,653,057          $ 64,595,970
                                                                              ============          ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months Ended                For the Six Months Ended
                                                        June 30,                                 June 30,
                                            -------------------------------          -------------------------------
                                               1994                 1993                1994                1993
                                            -----------         -----------          -----------         -----------
REVENUES                                    $ 3,818,958         $ 3,910,975          $ 7,587,291         $ 7,705,161

COSTS AND EXPENSES:
  Operating, general and administrative       2,091,835           2,113,318            4,255,650           4,094,706
  Management fees and allocated
    overhead from General Partners              493,606             511,445              993,571           1,006,168
  Depreciation and amortization               2,557,518           2,707,703            5,259,389           5,408,992
                                            -----------         -----------          -----------         -----------

OPERATING LOSS                               (1,324,001)         (1,421,491)          (2,921,319)         (2,804,705)
                                            -----------         -----------          -----------         -----------

OTHER INCOME (EXPENSE):
  Interest expense                             (649,011)           (546,368)          (1,205,582)         (1,141,858)
  Other, net                                    (52,919)            (38,151)             (97,243)            (64,399)
                                            -----------         -----------          ------------        -----------

    Total other income (expense), net          (701,930)           (584,519)          (1,302,825)         (1,206,257)
                                            -----------         -----------          -----------         -----------

CONSOLIDATED LOSS                            (2,025,931)         (2,006,010)          (4,224,144)         (4,010,962)


MINORITY INTEREST IN
  CONSOLIDATED LOSS                             696,919             690,067            1,453,105           1,379,771
                                            -----------         -----------          -----------         -----------

NET LOSS                                    $(1,329,012)        $(1,315,943)         $(2,771,039)        $(2,631,191)
                                            ===========         ===========          ===========         ===========

ALLOCATION OF NET LOSS:
  General Partners                          $   (13,290)        $   (13,160)         $   (27,710)        $   (26,312)
                                            ===========         ===========          ===========         ===========

  Limited Partners                          $(1,315,722)        $(1,302,783)         $(2,743,329)        $(2,604,879)
                                            ===========         ===========          ===========         ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                          $     (7.55)        $     (7.47)         $    (15.74)        $    (14.94)
                                            ===========         ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                   174,343             174,343              174,343             174,343
                                            ===========         ===========          ===========         ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                              -------------------------------
                                                                                  1994                1993
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(2,771,039)        $(2,631,191)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                             5,259,389           5,408,992
      Minority interest in net loss                                            (1,453,105)         (1,379,771)
      Decrease in trade receivables                                                 7,706              52,307
      Decrease (increase) in prepaid expenses and other assets                     22,828             (26,305)
      Decrease in accounts payable, accrued liabilities
         and subscriber prepayments                                              (149,769)            (31,501)
      Decrease in advances from Managing General Partner                          (16,422)           (345,839)
                                                                              -----------         -----------

         Net cash provided by operating activities                                899,588           1,046,692
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (1,397,181)           (927,528)
                                                                              -----------         -----------

         Net cash used in investing activities                                 (1,397,181)           (927,528)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      2,472,836              -
  Repayment of borrowings                                                      (2,025,414)         (1,044,947)
                                                                              -----------         -----------

         Net cash provided by (used in) financing activities                      447,422          (1,044,947)
                                                                              -----------         -----------

Decrease in cash                                                                  (50,171)           (925,783)

Cash, beginning of period                                                          81,997           1,369,380
                                                                              -----------         -----------

Cash, end of period                                                           $    31,826         $   443,597
                                                                              ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 1,181,959         $ 1,155,710
                                                                              ===========         ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture") including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation ("the Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three and six month periods ended June 30, 1994 were $190,948 and $379,365, respectively, as compared to $195,549 and $385,258, respectively, for the three and six month periods ended June 30, 1993.

         IDS Cable II Corporation ("the Supervising General Partner") and IDS Cable Corporation (the "Supervising General Partner" of IDS/Jones Growth Partners 89-B) participate in certain management decisions of the Venture and receive a fee for their services equal to one-half percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and six month periods ended June 30, 1994 were $19,094 and $37,936, respectively, as compared to $19,555 and $38,526, respectively, for the three and six month periods ended June 30, 1993.

         The Venture reimburses Jones Intercable, Inc., an affiliate of the Managing General Partner ("JIC"), for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining overhead costs are allocated primarily based on revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the Managing General Partner believes provides a more accurate method of allocation. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. Reimbursements to JIC for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1994 were $283,564 and $576,270, respectively, as compared to $296,341 and $582,384, respectively, for the three and six month periods ended June 30, 1993. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1994 and 1993.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         The Partnership owns an approximate 66 percent interest in the Venture. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the approximate 34 percent minority interest in the Venture. The Venture owns the cable television system serving certain areas in and around Aurora, Illinois.

         During the first six months of 1994, the Venture expended approximately $1,397,000 on capital expenditures. Approximately 37 percent of the expenditures related to plant extensions. Approximately 35 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 12 percent of the expenditures related to system rebuilds and upgrades. The remainder of the expenditures was for various enhancements in the Aurora System. Funding for these expenditures was provided by cash on hand, cash generated from operations and advances from the General Partners. Anticipated capital expenditures for the remainder of 1994 are approximately $1,793,000. Approximately 59 percent of the expenditures are for plant extensions. Approximately 21 percent of the expenditures are for construction of service drops to subscriber homes. Approximately 9 percent of the anticipated capital expenditures are for system rebuilds and upgrades. The actual level of capital expenditures will depend, in part, upon the Managing General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and, if available, borrowings under a renegotiated credit facility, as discussed below. Such capital expenditures may be reduced to provide the Venture with the liquidity to fund loan repayments due under its credit facility if the Venture is unable to refinance such credit facility. The effect of any such reduction would be the deferral of revenue from potential subscribers that would have been reached by plant extensions.

         The Venture's $40,000,000 revolving credit facility converted to a term loan on January 1, 1993. The outstanding balance is payable in installments on or before December 31, 1999. At June 30, 1994, $36,000,000 was outstanding under the term loan. During the first six months of 1994, the Venture repaid $2,000,000 under the term loan. Such installments were funded by a loan from the Supervising General Partner and an advance from the Managing General Partner. Installments for the remainder of 1994 are $2,000,000. The Venture had intended to fund such installments with cash on hand and cash generated from operations. Because (due, in part, to FCC-mandated rate reductions) it now appears that cash on hand and cash generated from operations will be insufficient to fund the loan repayments, the Managing General Partner is seeking to refinance the credit facility to establish a revolving credit period and increase the maximum amount available. If the Venture is not successful in refinancing its credit facility, the Venture will have to rely on cash generated from operations and, in their discretion, advances from the General Partners to fund the loan repayments. There is no obligation on the part of the General Partners to make any such advances and there is no assurance that any would be made. The Venture's ability to refinance its credit facility may be adversely affected by FCC mandated rate reductions and their impact on the value of the Aurora System. In addition, the effect of the FCC's new rate regulations on revenue and operating income has caused the Venture to be in default of certain leverage covenants under the credit facility. The Managing General Partner has obtained a waiver of such defaults and will seek to obtain different covenants in the refinancing negotiations. If the credit facility is not refinanced and payments are not made when due, there would be a default and the lender could enforce its remedies under the credit facility. Interest on amounts outstanding is at the Venture's option of the base rate plus 1/2 percent, where the base rate is the higher of the bank's prime rate or the Federal Funds Rate plus 1/2 percent, LIBOR plus 1-1/2 percent or the CD rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of June 30, 1994 and 1993 were 6.13 percent and 4.55 percent, respectively.

         In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, JIC made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. Such equity investments and loans were used to repay the balance outstanding on the Venture's bridge facility, pay acquisition fees of $3,244,000 and the remainder of such funds were used for Venture working capital needs. The loans are subordinate to the revolving credit and term loan and mature in the fourth quarter of 1994. In the first quarter of 1994, JIC made an additional loan of $1,406,647 to the Venture and IDS Management Corporation also made an additional loan of $1,000,000 to the Venture to provide liquidity and fund principal repayments. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to JIC's loan, are at its weighted average cost of borrowing. If these loans are not paid at maturity, JIC and IDS Management Corporation will have the right, among other rights, to convert these loans to equity in the Venture.

         As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have an approximate 5 percent equity interest in the Venture, the Partnership has a 66 percent interest and IDS/Jones 89-B has a 24 percent interest. If the subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

         The first appraisal of the Aurora System was conducted during the fourth quarter of 1993. The appraised value was below the initial purchase price. The appraised value in part reflects the depressed conditions in the cable system marketplace caused by the new federal regulations imposed on the cable television industry last year. There are no present plans to sell the Aurora System nor can the Managing General Partner predict whether market conditions will improve in the future or whether the Aurora System will ultimately appreciate in value.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including the Aurora System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The Managing General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Venture has elected to file cost-of-service showings in the Aurora System. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. In the cable television system owned by the Venture no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the Managing General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the Venture's Aurora System decreased $92,017, or approximately 2 percent, from $3,910,975 for the three month period ended June 30, 1993 to $3,818,958 for the comparable 1994 period. Revenues of the Venture's Aurora System decreased $117,870, or approximately 2 percent, from $7,705,161 for the first six months of 1993 to $7,587,291 for the comparable 1994 period. Although basic subscribers increased 3,412, or approximately 9 percent, from 35,940 at June 30, 1993 to 39,352 at June 30, 1994, revenues decreased due to the reduction in basic rate due to new basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. No other individual factor was significant to the decreases in revenues.

         Operating, general and administrative expense decreased $21,483, or approximately 1 percent, from $2,113,318 for the three months ended June 30, 1993 to $2,091,835 for the comparable 1994 period. The decrease for the three month period was due to a decrease in personnel related costs and advertising sales expense which were partially offset by increases in programming fees and marketing related costs. Operating, general and administrative expense increased $160,944, or approximately 4 percent, from $4,094,706 for the six months ended June 30, 1993 to $4,255,650 for the comparable 1994 period. The increase for the six month period was due to increases in programming fees and marketing related costs which were partially offset by decreases in personnel related costs, plant maintenance costs and marketing related costs. Operating, general and administrative expense represented 54 percent and 55 percent, respectively, of revenues for the three month periods ended June 30, 1993 and 1994 and 53 percent and 56 percent, respectively, for the six month periods ended June 30, 1993 and 1994. No other individual factors contributed significantly to the increase. Management fees and allocated overhead from the General Partners decreased $17,839, or approximately 3 percent, from $511,445 for the three month period ended June 30, 1993 to $493,606 for the comparable 1994 period. Management fees and allocated overhead from the General Partners decreased $12,597, or approximately 1 percent, from $1,006,168 for the six month period ended June 30, 1993 to $993,571 for the comparable 1994 period. These decreases are due to the decreases in revenues, upon which management fees and allocated overhead are based, and decreases in allocated expenses from the Managing General Partner, due to an adjustment in the allocation method.

         Depreciation and amortization expense decreased $150,185, or approximately 6 percent, for the three month periods from $2,707,703 in 1993 to $2,557,518 in 1994. Depreciation and amortization expense decreased $149,603, or approximately 3 percent, for the six month periods from $5,408,992 in 1993 to $5,259,389 in 1994. These decreases were due to the maturation of a portion of the Venture's intangible asset base.

         Operating loss decreased $97,490, or approximately 7 percent, for the three month periods from $1,421,491 in 1993 to $1,324,001 in 1994. The decrease was due to the decreases in operating, general and administrative expense, management fees and allocated overhead from the General Partners and depreciation and amortization expense exceeding the decrease in revenues. Operating loss increased $116,614, or approximately 4 percent, for the six month periods from $2,804,705 in 1993 to $2,921,319 in 1994. This increase was due to the increases in operating, general and administrative expenses exceeding the decreases in revenues, management fees and allocated overhead from the General Partners and depreciation and amortization expense.

         Operating income before depreciation and amortization decreased $52,695, or approximately 4 percent, for the three month periods from $1,286,212 in 1993 to $1,233,517 in 1994. The decrease was due to the decrease in revenues exceeding the decrease in operating, general and administrative expense and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization decreased $266,217, or approximately 10 percent, for the six month periods from $2,604,287 in 1993 to $2,338,070 in 1994. The decrease was due to the decrease in revenues and the increase in operating, general and administrative expense. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments;
(b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $102,643, or approximately 19 percent, from $546,368 for the three month period ended June 30, 1993 to $649,011 for the comparable 1994 period. Interest expense increased $63,724, or approximately 6 percent, from $1,141,858 for the six month period ended June 30, 1993 to $1,205,582 for the comparable 1994 period. These increases are due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Consolidated loss increased $19,921, or approximately 1 percent, from $2,006,010 for the three month period ended June 30, 1993 to $2,025,931 for the comparable 1994 period. Consolidated loss increased $213,182, or approximately 5 percent, from $4,010,962 for the six month period ended June 30, 1993 to $4,224,144 for the comparable 1994 period. These increases are due to the factors discussed above. Such losses are expected to continue.

                          PART II - OTHER INFORMATION

         NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IDS/JONES GROWTH PARTNERS II, L.P.
                                        BY:  JONES CABLE CORPORATION
                                             its Managing General Partner


                                        By:  /s/ KEVIN P. COYLE
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  August 12, 1994