Form 10-Q
period 1994-09-30
IDS JONES GROWTH PARTNERS II L P
filed 1994-11-14
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994.
(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
For the transition period from _______________ to _______________

                       Commission File Number:  0-18133


                      IDS/JONES GROWTH PARTNERS II, L.P.
                Exact name of registrant as specified in charter

Colorado                                                          #84-1060548
State of organization                                   I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80112-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No
    ----                                                                ----

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,          December 31,
                 ASSETS                                                         1994                   1993
                 ------                                                     ------------           ------------
CASH                                                                        $     70,251           $     81,997

TRADE RECEIVABLES, less allowance for doubtful
    receivables of $47,993 and $34,993 at
    September 30, 1994 and December 31, 1993,
    respectively                                                                 355,394                365,509

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      33,392,877             30,921,229
  Less - accumulated depreciation                                            (13,199,077)           (10,370,393)
                                                                            ------------           ------------

                                                                              20,193,800             20,550,836

  Franchise costs, net of accumulated amortization
    of $29,840,535 and $25,699,750 at September 30,
    1994 and December 31, 1993, respectively                                  28,726,586             32,867,371
  Subscriber lists, net of accumulated amortization
    of $4,684,583 and $3,884,274 at September 30,
    1994 and December 31, 1993, respectively                                   2,934,920              3,735,229
  Costs in excess of interest in net assets
    purchased, net of accumulated amortization of
    $812,946 and $672,276 at September 30, 1994 and
    December 31, 1993, respectively                                            6,698,425              6,839,095
                                                                            ------------           ------------

         Total investment in cable television
           properties                                                         58,553,731             63,992,531

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  143,881                155,933
                                                                            ------------           ------------

         Total assets                                                       $ 59,123,257           $ 64,595,970
                                                                            ============           ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                           September 30,        December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1994                 1993
         -------------------------------------------                       ------------         ------------
LIABILITIES:
  Debt                                                                     $ 42,036,878         $ 41,604,580
  Accounts payable -
    Trade                                                                           417                9,570
    Managing General Partner                                                  1,276,484            1,056,828
  Accrued liabilities                                                         1,300,491              979,721
  Subscriber prepayments                                                         58,469               43,602
                                                                           ------------         ------------

         Total liabilities                                                   44,672,739           43,694,301
                                                                           ------------         ------------

MINORITY INTEREST IN JOINT VENTURE                                            4,883,053            7,102,248
                                                                           ------------         ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                             500                  500
    Accumulated deficit                                                        (280,258)            (237,938)
                                                                           ------------         ------------

                                                                               (279,758)            (237,438)
                                                                           ------------         ------------

  Limited Partners-
    Net contributed capital (174,343 units
      outstanding at September 30, 1994
      and December 31, 1993, respectively)                                   37,256,546           37,256,546
    Accumulated deficit                                                     (27,409,323)         (23,219,687)
                                                                           ------------         ------------

                                                                              9,847,223           14,036,859
                                                                           ------------         ------------

         Total liabilities and partners'
           capital (deficit)                                               $ 59,123,257         $ 64,595,970
                                                                           ============         ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months Ended         For the Nine Months Ended
                                                      September 30,                      September 30,
                                             ------------------------------     -------------------------------
                                                1994               1993            1994                1993
                                             -----------        -----------     -----------         -----------
REVENUES                                     $ 3,866,424        $ 3,815,292     $11,453,715         $11,520,453

COSTS AND EXPENSES:
  Operating, general and
    administrative                             2,173,770          1,872,235       6,429,420           5,966,941
  Management fees and
    allocated overhead
    from General Partners                        476,153            505,223       1,469,724           1,511,391
  Depreciation and amortization                2,651,059          2,723,517       7,910,448           8,132,509
                                             -----------        -----------     -----------         -----------

OPERATING LOSS                                (1,434,558)        (1,285,683)     (4,355,877)         (4,090,388)
                                             -----------        -----------     -----------         -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (726,878)          (548,910)     (1,932,460)         (1,690,768)
  Other, net                                     (65,571)           (77,262)       (162,814)           (141,661)
                                             -----------        -----------     -----------         -----------

Total other income
  (expense), net                                (792,449)          (626,172)     (2,095,274)         (1,832,429)
                                             -----------        -----------     -----------         -----------

CONSOLIDATED LOSS                             (2,227,007)        (1,911,855)     (6,451,151)         (5,922,817)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                              766,090            657,678       2,219,195           2,037,449
                                             -----------        -----------     -----------         -----------

NET LOSS                                     $(1,460,917)       $(1,254,177)    $(4,231,956)        $(3,885,368)
                                             ===========        ===========     ===========         ===========

ALLOCATION OF NET LOSS:
  General Partners                           $   (14,610)       $   (12,542)    $   (42,320)        $   (38,854)
                                             ===========        ===========     ===========         ===========

  Limited Partners                           $(1,446,307)       $(1,241,635)    $(4,189,636)        $(3,846,514)
                                             ===========        ===========     ===========         ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                           $     (8.29)       $     (7.12)    $    (24.03)        $    (22.06)
                                             ===========        ===========     ===========         ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                    174,343            174,343         174,343             174,343
                                             ===========       ============     ===========         ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  1994             1993
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(4,231,956)     $(3,885,368)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization                                             7,910,448        8,132,509
      Minority interest in net loss                                            (2,219,195)      (2,037,449)
      Decrease (increase) in trade receivables                                     10,115          (46,914)
      Decrease in prepaid expenses and other assets                                12,052           24,592
      Increase (decrease) in accounts payable,
        accrued liabilities and subscriber
        prepayments                                                               326,484          265,418
      Increase (decrease) in advance from Managing
          General Partner                                                         219,656         (131,109)
                                                                              -----------      -----------

         Net cash provided by operating activities                              2,027,604        2,321,679
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (2,471,648)      (2,031,735)
                                                                              -----------      -----------

         Net cash used in investing activities                                 (2,471,648)      (2,031,735)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      2,472,836         -
  Repayment of borrowings                                                      (2,040,538)      (1,563,268)
                                                                              -----------      -----------

         Net cash provided by (used in) financing activities                      432,298       (1,563,268)
                                                                              -----------      -----------

Decrease in cash                                                                  (11,746)      (1,273,324)

Cash, beginning of period                                                          81,997        1,369,380
                                                                              -----------      -----------

Cash, end of period                                                           $    70,251      $    96,056
                                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 1,774,634      $ 1,543,133
                                                                              ===========      ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture") including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interests in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Venture for the three and nine month periods ended September 30, 1994 were $193,321 and $572,686, respectively, as compared to $190,765 and $576,023, respectively, for the three and nine month periods ended September 30, 1993.

         IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the Supervising General Partner of IDS/Jones Growth Partners 89-B) participate in certain management decisions of the Venture and receive a fee for their services equal to one-half percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Venture for the three and nine month periods ended September 30, 1994 were $19,332 and $57,269, respectively, as compared to $19,076 and $57,602, respectively, for the three and nine month periods ended September 30, 1993.

         The Venture reimburses Jones Intercable, Inc., an affiliate of the Managing General Partner ("JIC"), for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining overhead costs are allocated primarily based on revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the Managing General Partner believes provides a more accurate method of allocation. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. The Supervising General Partner will also be reimbursed for certain expenses incurred on behalf of the Partnership. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1994 were $263,500 and $839,769, respectively, as compared to $295,382 and $877,766, respectively, for the three and nine month periods ended September 30, 1993. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1994 and 1993.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

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

         During the first nine months of 1994, the Venture expended approximately $2,472,000 on capital expenditures. Approximately 41 percent of the expenditures related to plant extensions. Approximately 39 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 12 percent of the expenditures related to system rebuilds and upgrades. The remainder of the expenditures was for various enhancements in the Aurora System. Funding for these expenditures was provided by cash on hand, cash generated from operations and advances from the General Partners. Anticipated capital expenditures for the remainder of 1994 are approximately $718,000. Approximately 40 percent of the anticipated capital expenditures are for system rebuilds and upgrades. Approximately 37 percent of the expenditures are for plant extensions. The actual level of capital expenditures will depend, in part, upon the Managing General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and, if available, borrowings under a renegotiated credit facility, as discussed below.

         On December 5, 1991, JIC made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of this loan was repaid in November 1994. See discussion below. The loans are subordinate to the Venture's new revolving credit and term loan and mature in December 1994. It is anticipated that the maturity dates of such loans will be extended beyond December 1994. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt the $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments. In the second quarter of 1994, JIC made a loan of $1,000,000 to the Venture to fund principal repayments. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to JIC's loan, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's new credit facility, as discussed below. If the December 5, 1991 loans are not paid, at maturity, JIC and IDS Management Corporation will have the right, among other rights, to convert these loans to equity in the Venture.

         In November 1994, the Venture entered into a new revolving credit and term loan agreement with a commercial bank. The new credit facility has a maximum amount available of $40,000,000 through March 31, 1995, at which time the maximum amount available will increase to $45,000,000. At November 10, 1994, $38,300,000 was outstanding under this agreement. Borrowings from this new credit facility were used to repay the balance of the Venture's previous credit facility of $36,000,000, to repay to JIC the $1,000,000 advanced by JIC to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principle plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991 and to pay certain fees incurred in obtaining the new credit facility. The revolving credit period expires December 31, 1996, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the base rate plus .75 percent, LIBOR plus 1.75 percent or the CD rate plus
1.875 percent. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this new credit facility. As borrowings become available, subject to leverage covenants, the related parties, notes will be repaid including accrued interest in the following order: First, to IDS Management Corporation the remaining $920,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 outstanding advance.

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

         In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The Managing General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Managing General Partner concluded that the Venture should elect to file cost-of-service showings in the Aurora System. The Managing General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

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

                             RESULTS OF OPERATIONS

         Revenues of the Venture's Aurora System increased $51,132, or approximately 1 percent, from $3,815,292 for the three month period ended September 30, 1993 to $3,866,424 for the comparable 1994 period. Increases in installation and premium service revenues were primrily responsible for the increase in revenues. The effect of such increases was somewhat mitigated by a decrease in basic revenues, as discussed below, for the three month period. Revenues of the Venture's Aurora System decreased $66,738, or less than 1 percent, from $11,520,453 for the first nine months of 1993 to $11,453,715 for the comparable 1994 period. Although basic subscribers increased 3,852, or approximately 11 percent, from 36,156 at September 30, 1993 to 40,008 at September 30, 1994, basic revenues decreased for the three and nine month periods due to the reduction in basic rates resulting from new basic rate regulations issued by the FCC in regard to the 1992 Cable Act. No other individual factor was significant to the decreases in revenues.

         Operating, general and administrative expense increased $301,535, or approximately 16 percent, from $1,872,235 for the three months ended September 30, 1993 to $2,173,770 for the comparable 1994 period. Operating, general and administrative expense increased $462,479, or approximately 8 percent, from $5,966,941 for the nine months ended September 30, 1993 to $6,429,420 for the comparable 1994 period. Increases in programming expenses were primarily responsible for the three and nine month increase in operating, general and administrative expense. The increases in programming fees were due, in part, to increases in the subscriber base. Operating, general and administrative expense represented 49 percent and 56 percent, respectively, of revenues for the three month periods ended September 30, 1993 and 1994 and 52 percent and 56 percent, respectively, for the nine month periods ended September 30, 1993 and 1994. No other individual factors contributed significantly to the increase. Management fees and allocated overhead from the General Partners decreased $29,070, or approximately 6 percent, from $505,223 for the three month period ended September 30, 1993 to $476,153 for the comparable 1994 period.
Management fees and allocated overhead from the General Partners decreased $41,667, or approximately 3 percent, from $1,511,391 for the nine month period ended September 30, 1993 to $1,469,724 for the comparable 1994 period. These decreases are due primarily to decreases in allocated expenses from the Managing General Partner resulting from a change in allocation methods effective December 1, 1993.

         Depreciation and amortization expense decreased $72,458, or approximately 3 percent, for the three month periods from $2,723,517 in 1993 to $2,651,059 in 1994. Depreciation and amortization expense decreased $222,061, or approximately 3 percent, for the nine month periods from $8,132,509 in 1993 to $7,910,448 in 1994. These decreases were due to the maturation of a portion of the Venture's intangible asset base.

         Operating loss increased $148,875, or approximately 12 percent, for the three month periods from $1,285,683 in 1993 to $1,434,558 in 1994 due to increase in operating, general and administrative expenses exceeding the increase in revenues and the decreases in management fees and allocated overhead from the General Partners and depreciation and amortization expense. Operating loss increased $265,489, or approximately 6 percent, for the nine month periods from $4,090,388 in 1993 to $4,355,877 in 1994 due to the decrease in revenues and the increase in operating, general and administrative expense exceeding the decreases in management fees and allocated overhead from the General Partners and depreciation and amortization expense.

         Operating income before depreciation and amortization decreased $221,333, or approximately 15 percent for the three month periods from $1,437,834 in 1993 to $1,216,501 in 1994 due primarily to the increase in operating, general and administrative expense exceeding the increase in revenues. Operating income before depreciation and amortization decreased $487,550, or approximately 12 percent, for the nine month periods from $4,042,121 in 1993 to $3,554,571 in 1994 due to the decrease in revenues and the increase in operating, general and administrative expense exceeding the decrease in management fees and allocated overhead from the General Partners.

         The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry.
The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the Managing General Partner which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the Managing General Partner incur cost increases (due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition) that exceed increases in revenue. The Managing General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense increased $177,968, or approximately 32 percent, from $548,910 for the three month period ended September 30, 1993 to $726,878 for the comparable 1994 period. Interest expense increased $241,692, or approximately 14 percent, from $1,690,768 for the nine month period ended September 30, 1993 to $1,932,460 for the comparable 1993 period. These increases are due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Consolidated loss increased $315,152, or approximately 16 percent, from $1,911,855 for the three month period ended September 30, 1993 to $2,227,007 for the comparable 1994 period. Consolidated loss increased $528,334, or approximately 9 percent, from $5,922,817 for the nine month period ended September 30, 1993 to $6,451,151 for the comparable 1994 period. These increases are due to the factors discussed above. Such losses are expected to continue in the future.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

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


                                 IDS/JONES GROWTH PARTNERS II, L.P.
                                 BY: JONES CABLE CORPORATION
                                     its Managing General Partner


                                 By: /S/ Kevin P. Coyle
                                     Kevin P. Coyle
                                     Group Vice President/Finance
                                     (Principal Financial Officer)


Dated:  November 11, 1994

                                EXHIBIT INDEX

                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                   DESCRIPTION                            PAGE
- - -------                  -----------                        ------------
  27                Financial Data Schedule