Form 10-K405
IDS JONES GROWTH PARTNERS II L P
filed 1995-03-31
CIK 850669

                                  FORM 10-K 405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      ________ to      ________

Commission file number:  0-18133

                       IDS/JONES GROWTH PARTNERS II, L.P.
             (Exact name of registrant as specified in its charter)

         Colorado                                       84-1060548
State of Organization                                   (IRS Employer
                                                        Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                          (303) 792-3111
(Address of principal executive office and Zip Code                    (Registrant's telephone no. including area code)

Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:            Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   x          No
                               -----           -----
State the aggregate market value of the voting stock held by non-affiliates of
the registrant:   N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   x
                                    -----
                 DOCUMENTS INCORPORATED BY REFERENCE:    None

                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. IDS/Jones Growth Partners II, L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Cable Corporation, a Colorado corporation, is the managing general partner (the "Managing General Partner") and IDS Cable II Corporation, a Minnesota corporation, is the supervising general partner (the "Supervising General Partner") of the Partnership. The Managing General Partner is a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), which is also a Colorado corporation and one of the largest cable television system operators in the nation. The Supervising General Partner is a wholly owned subsidiary of IDS Management Corporation, a Minnesota corporation, which in turn is a wholly owned subsidiary of American Express Financial Corporation, a Delaware corporation.

         The Partnership and IDS/Jones Growth Partners 89-B, Ltd., an affiliated Colorado limited partnership ("Growth Partners 89-B"), formed a Colorado general partnership known as IDS/Jones Joint Venture Partners (the "Venture") for the purpose of acquiring cable television systems. IDS Cable Corporation, a wholly owned subsidiary of IDS Management Corporation, which is a wholly owned subsidiary of American Express Financial Corporation, acts as Supervising General Partner of Growth Partners 89-B. On December 15, 1991, Intercable made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation was repaid in November 1994. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's new revolving credit and term loan. These loans matured in the fourth quarter of 1994. IDS Management Corporation extended its loan until December 5, 1995 and, although Intercable has not formally extended its loan, it has not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt the $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then outstanding term loan. This loan was repaid with interest in November 1994.
The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to Intercable's loan, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's new revolving credit and term loan. If the December 5, 1991 loans are not repaid, Intercable and IDS Management Corporation will have the right, among other rights, to convert these loans to equity in the Venture. As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have an approximate 5 percent equity interest in the Venture, the Partnership has a 66 percent interest in the Venture, and Growth Partners 89-B has a 24 percent interest in the Venture. If the December 5, 1991 loans are converted to equity, the ownership percentages will be adjusted accordingly.

         The Partnership does not directly own any cable television system. The Venture owns the cable television systems serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"). See Item 2.

         CABLE TELEVISION SERVICES. The Aurora System offers to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Aurora System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Aurora System also offers a package that includes the basic service channels and the tier services.

         The Aurora System also offers premium services to its subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Aurora System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Aurora System. In addition, advertising sales are becoming a significant source of revenue for the Aurora System. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Aurora System's rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Aurora System's monthly basic service rates ranged from $10.54 to $10.62, monthly basic and tier ("basic plus") service rates ranged from $21.00 to $21.08 and monthly premium services ranged from $6.78 to $11.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Aurora System's pay-per-view programs and advertising fees generate revenues. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $42.45; however, from time to time the Aurora System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Aurora System, basic service and tier service fees accounted for approximately 63% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 5% of total revenues and the remaining 12% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Aurora System.

         The Aurora System's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on its business. The Aurora System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Aurora System is not significant. The Managing General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Aurora System does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Aurora system has no employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Aurora System is operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Aurora System's franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Aurora System.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The Managing General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Venture to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Venture.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Aurora System has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The Managing General Partner believes that there are not any current fully operational LMDS systems.

         Although the Aurora System has not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Aurora System could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming through separate subsidiaries. The Managing General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Aurora System could adversely impact the profitability of the Aurora System. If a telephone company were to become a direct competitor of the Venture in an area served by the Aurora System, the Venture could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Venture. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of Intercable, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Aurora System currently faces no direct competition from other cable television operators.

         COMPETITION FOR SUBSCRIBERS IN THE AURORA SYSTEM. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Aurora System's franchise areas: There is one MMDS operator in the Aurora System's service area that provides over 30 channels at a price comparable to the Aurora System's rates. However, at this time this MMDS operator is providing minimal competition. DBS was offered in 1994 to all the homes passed in the Aurora System's service area providing over 100 channels at competitive prices. The initial cost for equipment and installation is approximately $800 to $1,200. To date, the Aurora System has lost very few customers to DBS. However, the Managing General Partner believes that the DBS operator represents potential significant competition in the Aurora System. Ameritech has announced plans to build a cable television system in the Naperville, Illinois area and to extend into several other communities within the next few years. Ameritech is the major provider of telephone services in the Naperville, Illinois area, and it has substantially greater financial resources than the Partnership. The Managing General Partner is uncertain at this time whether Ameritech's plans include any of the communities located in the Aurora System.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Intercable, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

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

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Venture elected to file cost-of-service showings for the Aurora System. The Managing General Partner thus anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions until such final approval is received.

         Among other issues addressed by the FCC in its February 1994 rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to
Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor Intercable nor the Managing General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecomunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                               ITEM 2. PROPERTIES

         The Aurora System was acquired by the Venture in May 1990. The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Aurora system. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Aurora System operated approximately 700 miles of cable plant, passing approximately 62,000 homes, representing an approximate 60% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                         At December 31,
                                                         -------------------------------------------------------
AURORA, ILLINOIS                                              1994                  1993                  1992
----------------                                         -----------           -----------           -----------
Monthly basic plus service rate                          $     21.08           $     21.08           $     21.45
Basic subscribers                                             40,666                37,426                35,194
Pay units                                                     27,856                28,283                27,912

Franchise expiration dates range from August 1995 to November 2008. Any franchises expiring in 1995 are in the process of renewal.

PROGRAMMING SERVICES

         Programming services provided by the Aurora System include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Venture's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).

                            ITEM 3. LEGAL PROCEEDINGS

         None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 6,950.

ITEM 6. SELECTED FINANCIAL DATA


                                                                       For the Year Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                1994               1993             1992            1991                1990
                                             -----------       -----------       -----------     -----------         -----------
Revenues                                     $15,388,489       $15,196,068       $14,486,583     $13,196,389         $ 7,126,678
Depreciation and Amortization                 10,596,340        10,883,845        10,507,110      10,474,319           8,761,878
Operating Loss                                (5,883,025)       (5,816,179)       (5,481,821)     (6,105,858)         (6,234,497)
Minority Interest in Net Loss                  3,061,563         2,836,367         2,827,893       3,178,872           3,806,620
Net Loss                                      (5,838,329)       (5,408,884)       (5,392,724)     (6,979,500)         (5,704,464)
Net Loss per Limited
  Partnership Unit                                (33.15)           (30.71)          (30.62)          (49.39)             (89.95)
Weighted Average Number of Limited
  Partnership Units Outstanding                  174,343           174,343           174,343         139,901              62,750
General Partners' Deficit                       (295,821)         (237,438)         (183,349)       (129,422)            (59,627)
Limited Partners' Capital                      8,256,913        14,036,859        19,391,654      24,730,451          18,599,372
Total Assets                                  57,752,046        64,595,970        73,796,057      80,534,496          86,603,937
Debt                                          43,566,064        41,604,580        43,678,543      41,825,847          52,957,545
Managing General Partner Advances                933,949         1,056,828           345,839         486,652             284,398


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       IDS/JONES GROWTH PARTNERS II, L.P.

Results of Operations

         All of the operations of IDS/Jones Growth Partners II, L.P. (the "Partnership"), a Colorado limited partnership, are represented exclusively by its approximate 66 percent interest in IDS/Jones Joint Venture Partners (the "Venture"). Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its operations.

Financial Condition

         The Partnership owns an approximate 66 percent interest in the Venture. The Partnership's interest in the Venture decreased $5,838,329 to $7,960,592 at December 31, 1994. This decrease represents the Partnership's proportionate share of losses generated by the Venture in 1994. Such losses are anticipated to continue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its financial condition.

                        IDS/JONES JOINT VENTURE PARTNERS

Results of Operations

         1994 Compared to 1993

         Revenues of the Venture's Aurora System increased $192,421, or approximately 1 percent, from $15,196,068 in 1993 to $15,388,489 in 1994. An increase in the subscriber base primarily accounted for the increase in revenues. Basic subscribers increased 3,240, or approximately 9 percent, from 37,426 at December 31, 1993 to 40,666 at December 31, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1993. See Regulation and Legislation discussed below. No other individual factor was significant to the increase in revenues.

         Operating, general and administrative expense increased $545,609, or approximately 7 percent, from $8,109,395 in 1993 to $8,655,004 in 1994.
Increases in programming expenses, due in part to the increase in the subscriber base, were primarily responsible for the increase in operating, general and administrative expense. No other individual factors contributed significantly to the increase. Operating, general and administrative expense represented 53 percent of revenue in 1993 and 56 percent in 1994. Management and supervision fees and allocated overhead from the General Partners increased $1,163, less than 1 percent, from $2,019,007 in 1993 to $2,020,170 in 1994 due primarily to the increase in revenues, upon which management and supervision fees and allocated overhead are based. The increase was partially offset by a decrease in allocated expenses from the Managing General Partner resulting from a change in allocation methods effective December 1, 1993.

         Depreciation and amortization expense decreased $287,505, or approximately 3 percent, from $10,883,845 in 1993 to $10,596,340 in 1994 due to the maturation of a portion of the Venture's intangible asset base.

         Operating loss increased $66,846, or approximately 1 percent, from $5,816,179 in 1993 to $5,883,025 in 1994 due to the increases in operating, general and administrative expense and management and supervision fees from the General Partners exceeding the increase in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization decreased $354,351, or approximately 7 percent, from $5,067,666 in 1993 to $4,713,315 in
1994 due to the increases in operating, general and administrative expense and management and supervision fees from the General Partners exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by Jones Intercable, Inc. which are allocated to the Venture, continue to increase at historical rates . This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Venture and Jones Intercable, Inc. incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. Jones Intercable, Inc. will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         Interest expense increased $611,733, or approximately 27 percent, from $2,250,106 in 1993 to $2,861,839 in 1994 due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Consolidated loss increased $654,641, or approximately 8 percent, from $8,245,251 in 1993 to $8,899,892 in 1994. This loss is due to the factors discussed above and are expected to continue in the future.

         1993 Compared to 1992

         Revenues of the Venture increased $709,485, or approximately 5 percent, from $14,486,583 in 1992 to $15,196,068 in 1993. An increase in the basic subscriber base accounted for approximately 64 percent of the increase in revenues. Basic subscribers increased 2,232, or approximately 6 percent, from 35,194 at December 31, 1992 to 37,426 at December 31, 1993. Basic service rate adjustments accounted for approximately 14 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1, 1993. No other individual factor was significant to the increases in revenues.

         Operating, general and administrative expense increased $540,008, or approximately 7 percent, from $7,569,387 in 1992 to $8,109,395 in 1993.
Operating, general and administrative expense represented 52 percent of revenue in 1992 and 53 percent in 1993. Increases in programming expenses, personnel related expense and system plant related expense were primarily responsible for the increase in operating, general and administrative expense. No other individual factor contributed significantly to the increase. Management fees and allocated overhead from the General Partners increased $127,100, or approximately 7 percent, from $1,891,907 in 1992 to $2,019,007 in 1993 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc.

         Depreciation and amortization expense increased $376,735, or approximately 4 percent, from $10,507,110 in 1992 to $10,883,845 in 1993. This increase was due to capital additions during 1992 and 1993.

         Operating loss increased $334,358, or approximately 6 percent, from $5,481,821 in 1992 to $5,816,179 in 1993. This increase was due to the increases in operating, general and administrative expenses, management and supervision fees and allocated overhead from the General Partners and depreciation and amortization expenses exceeding the increase in revenues.

         Operating income before depreciation and amortization increased $42,377, or approximately 1 percent, from $5,025,289 in 1992 to $5,067,666 in
1993. This increase was due to the increase in revenues exceeding the increases in operating, general and administrative expense and management and supervision fees and allocated overhead from the General Partners.

         Interest expense decreased $372,893, or approximately 14 percent, from $2,622,999 in 1992 to $2,250,106 in 1993 due to lower effective interest rates and lower outstanding balances on interest bearing obligations. Other expense increased $63,169, or approximately 55 percent, from $115,797 in 1992 to $178,966 in 1993. Such expense primarily represents allocated depreciation from related entities that provide advertising sales, warehouse and converter repair services to the Venture. Net loss increased $24,634, or less than 1 percent, from $8,220,617 in 1992 to $8,245,251 in 1993. Such losses are due to the factors discussed above.

Financial Condition

         During 1994, the Venture expended approximately $3,588,000 on capital expenditures. Approximately 37 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 37 percent of the expenditures related to plant extensions. Approximately 12 percent of the expenditures related to system rebuilds and upgrades. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash on hand, cash generated from operations, advances from the General Partners and borrowings from its credit facility. Budgeted capital expenditures for 1995 are approximately $3,255,000. Approximately 51 percent of the expenditures are for plant extensions. Approximately 29 percent of the expenditures are for construction of service drops to subscriber homes. Approximately 12 percent of the anticipated capital expenditures are for system rebuilds and upgrades. The remainder are for various enhancements in the Aurora System. Funding for the expenditures is expected to be provided by cash generated from operations and, if available, borrowings under the Venture's credit facility, as discussed below.

         On December 5, 1991, Jones Intercable, Inc. ("Intercable") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation was repaid in November 1994. See discussion below. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's new revolving credit and term loan. These loans matured in the fourth quarter of 1994. IDS Management Corporation extended its loan until December 5, 1995 and, although Intercable has not formally extended its loan, it has not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt the $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then-outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then-outstanding term loan. This loan was repaid with interest in November
1994. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to Intercable's loan, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's new revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not repaid, Intercable and IDS Management Corporation will have the right, among other rights, to convert these loans to equity in the Venture.

         In November 1994, the Venture entered into a new revolving credit and term loan agreement with a commercial bank. The new credit facility has a maximum amount available of $40,000,000 through March 31, 1995, at which time the maximum amount available will increase to $45,000,000. At December 31, 1994, $38,300,000 was outstanding under this agreement. Borrowings from this new credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to Intercable the $1,000,000 advanced by Intercable to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991 and to pay certain fees incurred in obtaining the new credit facility. The revolving credit period expires December 31, 1996, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the Base rate plus .75 percent, LIBOR plus 1.75 percent or the CD rate plus
1.875 percent. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this new credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $920,000 of the $1,800,000 note dated December 5, 1991; second, to Intercable the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to Intercable the $1,406,647 outstanding advance.

         As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have an approximate 5 percent equity interest in the Venture, the Partnership has a 66 percent interest and IDS/Jones 89-B has a 24 percent interest. If any portion of the December 5, 1991 loans are converted to equity, the ownership percentages will be adjusted accordingly.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates.

         The Venture has filed a cost-of-service showing for its Aurora System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Venture's cost-of-service showing will prevent further rate reductions in that system until such final approval is received. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements

                          IDS/JONES GROWTH PARTNERS II

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 and 1993

                                      INDEX


                                                             Page
                                                             ----
Report of Independent Public Accountants                      16

Consolidated Balance Sheets                                   17

Consolidated Statements of Operations                         19

Consolidated Statements of Partners' Capital (Deficit)        20

Consolidated Statements of Cash Flows                         21

Notes to Consolidated Financial Statements                    22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of IDS/Jones Growth Partners II, L.P.:

         We have audited the accompanying consolidated balance sheets of IDS/JONES GROWTH PARTNERS II, L.P. (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners II, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Denver, Colorado,
  March 8, 1995.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                 ---------------------------------
                     ASSETS                                           1994                 1993
                     ------                                      ------------         ------------
CASH                                                             $     57,284         $     81,997

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $50,993 and $34,993 at
  December 31, 1994 and 1993, respectively                            403,428              365,509

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           34,508,868           30,921,229
  Less- accumulated depreciation                                  (14,180,482)         (10,370,393)
                                                                 ------------         ------------

                                                                   20,328,386           20,550,836

  Franchise costs, net of accumulated amortization
    of $31,231,579 and $25,699,750 at December 31, 1994
    and 1993, respectively                                         27,335,542           32,867,371
  Subscriber lists, net of accumulated amortization
    of $4,951,136 and $3,884,274 at December 31, 1994
    and 1993, respectively                                          2,668,367            3,735,229
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $859,836 and $672,276 at December 31, 1994
    and 1993, respectively                                          6,651,535            6,839,095
                                                                 ------------         ------------

         Total investment in cable television properties           56,983,830           63,992,531


DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                       307,504              155,933
                                                                 ------------         ------------

         Total assets                                            $ 57,752,046         $ 64,595,970
                                                                 ============         ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                         ----------------------------------
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)               1994               1993
      -------------------------------------------        ------------          ------------
LIABILITIES:
  Debt                                                   $ 43,566,064          $ 41,604,580
  Accounts payable-
    Trade                                                      -                      9,570
    Managing General Partner                                  933,949             1,056,828
  Accrued liabilities                                       1,195,393               979,721
  Subscriber prepayments                                       54,863                43,602
                                                         ------------          ------------

         Total liabilities                                 45,750,269            43,694,301
                                                         ------------          ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN JOINT VENTURE                          4,040,685             7,102,248
                                                         ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-

    Contributed capital                                           500                   500
    Accumulated deficit                                      (296,321)             (237,938)
                                                         ------------          ------------

                                                             (295,821)             (237,438)
                                                         ------------          ------------

  Limited Partners-
    Net contributed capital (174,343 units
      outstanding at December 31, 1994 and 1993)           37,256,546            37,256,546
    Accumulated deficit                                   (28,999,633)          (23,219,687)
                                                         ------------          ------------

                                                            8,256,913            14,036,859
                                                         ------------          ------------

         Total liabilities and partners'
           capital (deficit)                             $ 57,752,046          $ 64,595,970
                                                         ============          ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                         ---------------------------------------------------------
                                             1994                    1993                  1992
                                         -----------             -----------           -----------
REVENUES                                 $15,388,489             $15,196,068           $14,486,583

COSTS AND EXPENSES:
  Operating, general and
    administrative                         8,655,004               8,109,395             7,569,387
  Management and supervision
    fees and allocated overhead
    from General Partners                  2,020,170               2,019,007             1,891,907
  Depreciation and amortization           10,596,340              10,883,845            10,507,110
                                         -----------             -----------           -----------

OPERATING LOSS                            (5,883,025)             (5,816,179)           (5,481,821)
                                         -----------             -----------           -----------

OTHER INCOME (EXPENSE):
  Interest expense                        (2,861,839)             (2,250,106)           (2,622,999)
  Other, net                                (155,028)               (178,966)             (115,797)
                                         -----------             -----------           -----------
    Total other income (expense)          (3,016,867)             (2,429,072)           (2,738,796)
                                         -----------             -----------           -----------

CONSOLIDATED LOSS                         (8,899,892)             (8,245,251)           (8,220,617)

MINORITY INTEREST IN CONSOLIDATED
  LOSS                                     3,061,563               2,836,367             2,827,893
                                         -----------             -----------           -----------

NET LOSS                                 $(5,838,329)            $(5,408,884)          $(5,392,724)
                                         ===========             ===========           ===========

ALLOCATION OF NET LOSS:
  General Partners                       $   (58,383)            $   (54,089)          $   (53,927)
                                         ===========             ===========           ===========

  Limited Partners                       $(5,779,946)            $(5,354,795)          $(5,338,797)
                                         ===========             ===========           ===========


NET LOSS PER LIMITED PARTNERSHIP
  UNIT                                  $     (33.15)          $      (30.71)        $      (30.62)
                                        ============            ============          ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING              174,343                 174,343               174,343
                                        ============             ===========           ===========


           Theaccompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                                Year Ended December 31,
                                                            ---------------------------------------------------------
                                                                1994                  1993                   1992
                                                            -------------         -------------         -------------
GENERAL PARTNERS:
  Jones Cable Corporation
           Balance, beginning of year                       $  (118,719)          $    (91,675)          $    (64,711)
           Net loss for year                                    (29,192)               (27,044)               (26,964)
                                                            -----------           ------------           ------------

           Balance, end of year                             $  (147,911)          $   (118,719)          $    (91,675)
                                                            ===========           ============           ============

  IDS Cable II Corporation

           Balance, beginning of year                       $  (118,719)          $    (91,674)          $    (64,711)
           Net loss for year                                    (29,191)               (27,045)               (26,963)
                                                            -----------           ------------           ------------

           Balance, end of year                             $  (147,910)          $   (118,719)          $    (91,674)
                                                            ===========           ============           ============

  Total

           Balance, beginning of year                       $  (237,438)          $   (183,349)          $   (129,422)
           Net loss for year                                    (58,383)               (54,089)               (53,927)
                                                            -----------           ------------           ------------

           Balance, end of year                             $  (295,821)          $   (237,438)          $   (183,349)
                                                            ===========           ============           ============

LIMITED PARTNERS:
           Balance, beginning of year                       $14,036,859           $ 19,391,654           $ 24,730,451
           Net loss for year                                 (5,779,946)            (5,354,795)            (5,338,797)
                                                            -----------           ------------           ------------

           Balance, end of year                             $ 8,256,913           $ 14,036,859           $ 19,391,654
                                                            ===========           ============           ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                            -------------------------------------------------------
                                                                1994                  1993                  1992
                                                            ------------          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (5,838,329)         $(5,408,884)          $(5,392,724)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation and amortization                           10,596,340           10,883,845            10,507,110
      Minority interest in consolidated loss                  (3,061,563)          (2,836,367)           (2,827,893)
      Amortization of interest rate protection contract           -                    -                     29,997
      Decrease (increase) in trade receivables                   (37,919)              15,099               (29,549)
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                    (151,571)              11,335                53,179
      Increase (decrease) in trade accounts
        payable, accrued liabilities and
        subscriber prepayments                                   217,363              408,138              (229,705)
      Increase (decrease) in advances from
        Managing General Partner                                (122,879)             710,989              (140,813)
                                                            ------------          -----------           -----------

         Net cash provided by
           operating activities                                1,601,442            3,784,155             1,969,602
                                                            ------------          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                     (3,587,639)          (2,997,575)           (2,489,949)
                                                            ------------          -----------           -----------

         Net cash used in investing activities                (3,587,639)          (2,997,575)           (2,489,949)
                                                            ------------          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    40,900,085                  -               2,129,607
  Repayment of debt                                          (38,938,601)          (2,073,963)             (276,911)
                                                            ------------          -----------           -----------

         Net cash provided by (used in)
           financing  activities                               1,961,484           (2,073,963)            1,852,696
                                                            ------------          -----------           -----------

Increase (decrease) in cash                                      (24,713)          (1,287,383)            1,332,349

Cash, beginning of year                                           81,997            1,369,380                37,031
                                                            ------------          -----------           -----------

Cash, end of year                                           $     57,284          $    81,997           $ 1,369,380
                                                            ============          ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $  2,516,358          $  2,069,821          $ 2,674,761
                                                            ============          ============          ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         IDS/Jones Growth Partners II, L.P. (the "Partnership"), a Colorado limited partnership, was formed on November 9, 1989, pursuant to a public offering. The Partnership was formed to acquire, develop and operate cable television systems. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner" and manager of the Partnership. IDS Cable II Corporation, a Minnesota corporation, is the "Supervising General Partner" of the Partnership. IDS Cable Corporation is the "Supervising General Partner" of IDS/Jones Growth Partners 89-B, Ltd. ("IDS/Jones 89-B"). Jones Intercable, Inc. ("Intercable"), the parent of Jones Cable Corporation, manages the cable television system purchased by IDS/Jones Joint Venture Partners
(the "Venture"). Intercable and its subsidiaries also own and operate cable television systems as well as manage cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities. The Managing General Partner and the Supervising General Partners are referred to as the "General Partners".

         Contributed Capital, Commissions and Syndication Costs

         The capitalization of the Partnership is set forth in the accompanying consolidated statements of partners' capital (deficit). No limited partner is obligated to make any additional contributions to partnership capital.

         The Managing General Partner and the Supervising General Partner purchased their interests in the Partnership by contributing $250 each to partnership capital.

         All profits and losses of the Partnership are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the partnership agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Formation of Joint Venture

         On May 30, 1990, the Partnership and IDS/Jones 89-B formed the Venture. The Partnership's offering closed on September 30, 1991 with limited partner subscriptions totalling $43,585,750, of which $37,592,709 was contributed to the Venture. In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, Intercable and IDS Management Corporation each made equity investments of $2,872,000 in the Venture under the joint venture agreement between the joint venture partners. Profits, losses, and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. In addition, on December 5, 1991, Intercable and IDS Management Corporation made subordinated loans to the Venture each in the principal amount of $1,800,000. See Note 5 for further information about the status of such loans. As a result of their equity contributions to the Venture described above, ownership percentages of the Venture are detailed below:

         The Partnership                           66%
         IDS/Jones 89-B                            24%
         Intercable                                 5%
         IDS Management Corporation                 5%
                                                 -----
                                                  100%

         If any of the December 5, 1991 loans discussed in Note 5 are converted to equity, the ownership percentages will be adjusted accordingly.

         The Venture was formed for the purpose of acquiring the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the state of Illinois (the "Aurora System").

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Principles of Consolidation

         The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the minority interest in the Venture. All inter-partnership accounts and transactions have been eliminated.

         Allocation of Cost of Purchased Cable Television Systems

         The total purchase price of the Aurora System purchased by the Venture was allocated as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Acquisition fees paid to affiliates of the General Partners and other acquisition costs were capitalized and charged to intangible assets.

          Property, Plant and Equipment

         Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:


                  Cable distribution systems                    5 - 15 years
                  Equipment and tools                                5 years
                  Office furniture and equipment                     5 years
                  Buildings                                    10 - 20 years
                  Vehicles                                           3 years

         Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased will be amortized using the straight-line method over their remaining estimated useful lives.

                  Franchise costs                                    6 years
                  Subscriber lists                                   3 years
                  Costs in excess of interests in
                    net assets purchased                            36 years

         Revenue Recognition

         Subscriber prepayments will be initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         Management Fees, Supervision Fees, Distribution Ratios and
Reimbursements

         Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to Intercable during the years ended December 31, 1994, 1993 and 1992 were $769,424, $759,803 and $724,329, respectively.

         The Supervising General Partners participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid by the Venture to the Supervising General Partners during the years ended December 31, 1994, 1993 and 1992 were $76,942, $75,980 and $72,433, respectively.

         The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated primarily based on revenues and/or the costs of partnership assets managed. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners are also allocated a proportionate share of these expenses. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1994, 1993 and 1992 were $1,173,804, $1,183,224 and $1,095,145, respectively. The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1994, 1993 and 1992.

         During 1994, the Venture was charged interest by Intercable at an average interest rate of 10 percent on amounts due Intercable and on the subordinated loans from Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable during the years ended December 31, 1994, 1993 and 1992 was $386,257, $192,746 and $230,032, respectively.

         The Venture was charged interest on the subordinated loans from IDS Management Corporation at an average interest rate of 5.69 percent, which approximated IDS Management Corporation's cost of borrowing. Total interest charged to the Venture by IDS Management Corporation during 1994, 1993, and 1992 was $113,458, $65,653 and $76,112, respectively.

         Any Partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 100 percent of the amount initially contributed to the Partnership by the limited partners; second, to the General Partners in an amount which, together with all prior distributions, will equal the amount contributed to the capital of the partnership by the General Partners; third, to the limited partners in an amount which, together with all prior distributions, will equal a 6 percent per annum cumulative and noncompounded return on the capital contributions of the limited partners; the balance, 75 percent to the limited partners, 12-1/2 percent to the Managing General Partner and 12-1/2 percent to the Supervising General Partner.

         Payments to/from Affiliates for Programming Services

         The Venture receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totaled $23,558, $22,627 and $22,066, respectively, in 1994, 1993 and 1992. Payments to The Mind Extension University totaled $21,347, $13,168 and $12,643, respectively, in 1994, 1993 and 1992. Payments to Jones Computer Network, which initiated service in 1994, totaled $12,421 in 1994. The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totaling $11,442 in 1994.

(4)        PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:


                                                             1994              1993
                                                          -----------      -----------
       Cable distribution systems                         $33,355,717      $29,996,667
       Equipment and tools                                    560,606          569,391
       Office furniture and equipment                         180,163          184,056
       Vehicles                                               270,382          171,115
                                                          -----------      -----------

                                                           34,366,868       30,921,229

       Less- accumulated depreciation                     (14,180,482)     (10,370,393)
                                                          -----------      -----------

                                                          $20,186,386      $20,550,836
                                                          ===========      ===========

(5)      DEBT


        Debt consists of the following:                          December 31,
                                                         ---------------------------
                                                            1994            1993
                                                         -----------     -----------
        Lending institutions-

          Revolving credit agreement                     $38,300,000     $38,000,000
        Affiliated entities-
          Subordinated loans                               5,126,647       3,600,000
        Capital lease obligations                            139,417           4,580
                                                         -----------     -----------

                                                         $43,566,064     $41,604,580
                                                          ==========      ==========

         On December 5, 1991, Intercable made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation was repaid in November 1994. See discussion below. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's new revolving credit and term loan. These loans matured in the fourth quarter of 1994. IDS Management Corporation extended its loan until December 5, 1995 and, although Intercable has not formally extended its loan, it has not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt the $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then-outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then-outstanding term loan. This loan was repaid with interest in November 1994. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to Intercable's loan, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's new revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not repaid, Intercable and IDS Management Corporation will have the right, among other rights, to convert these loans to equity in the Venture.

         In November 1994, the Venture entered into a new revolving credit and term loan agreement with a commercial bank. The new credit facility has a maximum amount available of $40,000,000 through March 31, 1995, at which time the maximum amount available will increase to $45,000,000. At December 31, 1994, $38,300,000 was outstanding under this agreement. Borrowings from this new credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to Intercable the $1,000,000 advanced by Intercable to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991 and to pay certain fees incurred in obtaining the new credit facility. The revolving credit period expires December 31, 1996, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the Base rate plus .75 percent, LIBOR plus 1.75 percent or the CD rate plus
1.875 percent. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this new credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining

$920,000 of the $1,800,000 note dated December 5, 1991; second, to Intercable the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to Intercable the $1,406,647 outstanding advance.

         On December 7, 1991, the Venture entered into an interest rate protection contract covering outstanding debt obligations of $20,000,000. The Venture paid a fee of $37,000. The agreement protected the Venture from LIBOR interest rates that exceeded 7 percent and expired December 1993. The fee was charged to interest expense over the life of the agreement using the straight-line method.

         Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are: $5,168,472, $41,825, $1,956,825, $3,843,942, $4,596,000 and $27,959,000.

(6)      INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the Managing General Partner. There are no significant differences between taxable income and the loss reported in the statements of operations.

         The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

         Taxable income or loss reported by the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture has filed a cost-of-service showing in its Aurora System and therefore anticipates no further reductions in rates. The cost-of-service showing has not-yet received final approval from franchising authorities, however, and there can be no assurance that the Venture's cost-of-service showing will prevent further rate reductions until such final approval is received.

         The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totalled $60,313, $106,840 and $86,417, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1999, and thereafter are as follows:

           1995                                      $18,830
           1996                                       16,730
           1997                                       16,730
           1998                                       16,730
           1999                                       16,730
        Thereafter                                     1,394
                                                     -------
                                                     $87,144
                                                     =======

(8)     SUPPLEMENTARY PROFIT AND LOSS INFORMATION

        Supplementary profit and loss information for the respective years is presented below:


                                                                       Year Ended December 31,
                                                                ----------------------------------------
                                                                   1994           1993           1992
                                                                ----------     ----------     ----------
         Maintenance and repairs                                $  133,849     $  115,863     $   82,923
                                                                ==========     ==========     ==========

         Taxes, other than income and payroll taxes             $   11,949     $   25,485     $   37,954
                                                                ==========     ==========     ==========

         Advertising                                            $  423,866     $  346,457     $  357,594
                                                                ==========     ==========     ==========

         Depreciation of property, plant and equipment          $3,810,089     $3,467,318     $3,091,691
                                                                ==========     ==========     ==========

         Amortization of intangible assets                      $6,786,251     $7,416,527     $7,415,419
                                                                ==========     ==========     ==========

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the Managing General Partner is set forth below.

          Name                                Age        Positions with the Managing General Partner
          -------------------                 ---        -------------------------------------------------
          Glenn R. Jones                      65         Chairman of the Board and Chief Executive Officer
          James B. O'Brien                    45         President
          Kevin P. Coyle                      43         Vice President of Finance
          Elizabeth M. Steele                 43         Vice President and Secretary

         Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Mr. Kevin P. Coyle was elected Vice President of Finance of the Managing General Partner in February 1989. Mr. Coyle is the principal financial and accounting officer of the Managing General Partner. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance in October 1990.

         Ms. Elizabeth M. Steele has served as Secretary of the Managing General Partner since August 1987 and Vice President since February 1989. Ms. Steele joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. Until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc.

         Certain information concerning directors and executive officers of the Supervising General Partner is set forth below:


            Name                               Age          Positions with the Supervising General Partner
            -------------------                ---          ----------------------------------------------
            Janis E. Miller                    43           President and Director
            Morris Goodwin, Jr.                43           Vice President and Treasurer
            Lori J. Larson                     36           Vice President and Director
            Ronald W. Powell                   50           Vice President
            Juanita M. Costa                   46           Vice President and Director
            Bradley C. Nelson                  30           Vice President
            Louis C. Fornetti                  45           Director

         Ms. Janis E. Miller has served as Vice President of Variable Assets of American Express Financial Corporation since December 1993. From June 1990 to November 1993, Ms. Miller held the position of Vice President of Mutual Funds/Limited Partnership Product Development and Marketing with American Express Financial Corporation.

         Mr. Morris Goodwin, Jr. has served as Vice President and Treasurer of American Express Financial Corporation since July 1989. From January 1988 to July 1989, he had been the Chief Financial Officer and Treasurer of IDS Bank & Trust Company. From January 1980 to January 1988, he was a Vice President with Morgan Stanley, an investment banking business headquartered in New York.

         Ms. Lori J. Larson has been employed by American Express Financial Corporation since 1981 and currently holds the title of Vice President. Since August 1988, she has been responsible for day-to-day management of vendor relationships, due diligence review, and operational aspects for various limited partnerships distributed by American Express Financial Advisors Inc. In addition, Ms. Larson is responsible for product development of the publicly offered mutual funds in the IDS Mutual Fund Group.

         Mr. Ronald W. Powell has held the position of Vice President and Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the IDS law department since 1975.

         Ms. Juanita M. Costa has served as Director of Financial Education Services ("FES") for American Express Financial Corporation since January 1994. She is responsible for marketing FES programs to corporate clients. Ms. Costa has served as Vice President of Investment Services with IDS Trust Company since October 1991. From April 1987 to mid-1991, Ms. Costa was Vice President-Limited Partnership Operations. From June 1984 to April 1987, she was a Vice President of L.F. Rothschild and, from January 1980 to June 1984, she was an Assistant Vice President at Prudential Bache Securities.

         Mr. Bradley C. Nelson joined American Express Financial Corporation in 1991 as an Investment Department analyst following his graduation from Cornell University's Johnson Graduate School of Management where he earned an MBA with a concentration in finance.

         Mr. Louis C. Fornetti has been employed with American Express Financial Corporation since 1985 as Corporate Controller. He has been on the board of directors of American Express Financial Corporation since 1988 and assumed the role of Chief Financial Officer and Senior Vice President in 1993.

                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate cable television systems owned by the Partnership. Such personnel are employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Managing General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The Managing General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the Managing General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The Supervising General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The Supervising General Partner believes that the terms of such transactions, which are set forth in the Partnership's limited partnership agreement, are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the Supervising General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The Managing General Partner charges a management fee, and Intercable, the parent of the Managing General Partner, is reimbursed for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner, are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable II Corporation, charges for supervision fees.

         Intercable, the parent of the Managing General Partner, also advances funds and charges interest on the balance payable. The interest rate charged approximates Intercable's weighted average cost of borrowing.

         The Aurora System receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the Managing General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the Managing General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the Managing General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the Managing General Partner, provides advertising time for third parties on the Aurora System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Venture. During the year ended December 31, 1994, the Venture received revenues from PIN of $11,442.

         The activities of the Partnership are limited to its equity ownership in the Venture. The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                            At December 31,
                                                         -------------------------------------------------------
                                                              1994                  1993                  1992
                                                         -------------          ----------            ----------
Management fees                                          $     769,424          $  759,803            $  724,329
Supervision fees                                                76,942              75,980                72,433
Allocation of expenses                                       1,173,804           1,183,224             1,095,145
Interest expense                                               386,257             258,399               306,144
Amount of notes and advances outstanding                       933,949           1,056,828               345,839
Highest amount of notes and advances outstanding             1,040,406           1,056,828               462,447
Programming fees:
         Superaudio                                             23,558              22,627                22,066
         Mind Extension University                              21,347              13,168                12,643
         Jones Computer Network                                 12,421                 -0-                   -0-

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. See index to financial statements for list of financial statements and exhibits thereto filed as part of this report.
3.                  The following exhibits are filed herewith:

     4.1            Limited Partnership Agreement for IDS/Jones Growth Partners
                    II, L.P.  (1)

     10.1.1 Copy of franchise and related documents granting a cable television system franchise for the City of Aurora, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.2 Copy of franchise and related documents granting a cable television system franchise for Kane County, Illinois (IDS/Jones Joint Venture Partners). (3)

     10.1.3 Resolution No. 91-49 dated March 12, 1991 of Kane County extending the term of the franchise. (3)

     10.1.4 Franchise Extension Agreement dated March 29, 1991 of Kane County extending the term of the franchise. (3)

     10.1.5 Resolution No. 92-54 dated March 12, 1991 of Kane County extending the term of the franchise. (3)

     10.1.6 Ordinance No. 92-133 dated June 9, 1992 of Kane County renewing the franchise. (3)

     10.1.7 Copy of franchise and related documents granting a cable television system franchise for Kendall County, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.8 Copy of franchise and related documents granting a cable television system franchise for the Village of Montgomery, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.9 Copy of franchise and related documents granting a cable television system franchise for the Village of North Aurora, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.10 Copy of franchise and related documents granting a cable television system franchise for the Village of Oswego, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.11 Copy of franchise and related documents granting a cable television system franchise for the City of Plano, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.12 Copy of franchise and related documents granting a cable television system franchise for the City of Sandwich, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.13 Copy of franchise and related documents granting a cable television system franchise for the Village of Yorkville, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.2.1 Credit Agreement dated as of November 3, 1994 among the Venture, IDS/Jones 89-B, Growth Partners II and Shawmut Bank Connecticut, N.A., as agent for various lenders.

     10.2.2 Two Promissory Notes both dated December 5, 1991, each in the principal amount of $1,800,000 from the Venture, payable to the order, respectively, of IDS Management Corporation and Jones Intercable, Inc. (4)

     27             Financial Data Schedule

----------

     (1) Incorporated by reference from the Partnership's Form 8-A (Commission File No. 0-18133).

     (2) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1990.

     (3) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1992.

     (4) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1991.

(b)                 Reports on Form 8-K
                    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDS/JONES GROWTH PARTNERS II, L.P.
                                       a Colorado limited partnerships
                                       By      Jones Cable Corporation,
                                               their Managing General Partner

                                       By:     /s/ Glenn R. Jones
                                               ---------------------------------
                                               Glenn R. Jones
                                               Chairman of the Board and
Dated:  March 27, 1995                         Chief Executive Officer

                                       By      IDS Cable II Corporation,
                                               their Supervising General Partner

                                       By:     /s/ Janis E. Miller
                                               ---------------------------------
                                               Janis E. Miller
Dated:  March 27, 1995                         President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:

                                        By:     /s/ Glenn R. Jones
                                                --------------------------------
                                                Glenn R. Jones
                                                Chairman of the Board and
                                                Chief Executive Officer
Dated:  March 27, 1995                          (Principal Executive Officer)


                                        By:     /s/ Kevin P. Coyle
                                                --------------------------------
                                                Kevin P. Coyle
                                                Vice President/Finance
                                                (Principal Financial and
Dated:  March 27, 1995                          Accounting Officer)

               OFFICERS AND DIRECTORS OF IDS CABLE II CORPORATION:

                                              By: /s/ Janis E. Miller
                                                  ------------------------
                                                  Janis E. Miller
                                                  President and Director
Dated:  March 27, 1995                            (Principal Executive Officer)


                                              By: /s/ Morris Goodwin, Jr.
                                                  ------------------------
                                                  Morris Goodwin, Jr.
                                                  Vice President and Treasurer
                                                  (Principal Financial and
Dated:  March 27, 1995                            Accounting Officer)

                                              By: /s/ Lori J. Larson
                                                  ------------------------
                                                  Lori J. Larson

Dated:  March 27, 1995                            Vice President and Director


                                               By: /s/ Juanita M. Costa
                                                  ------------------------
                                                  Juanita M. Costa
Dated:  March 27, 1995                            Vice President and Director


                                              By: /s/ Louis C. Fornetti
                                                  ------------------------
Dated:  March 27, 1995                            Louis C. Fornetti, Director

                                EXHIBIT INDEX

     Exhibit                                                                                Page
     -------                                                                                ----
     4.1            Limited Partnership Agreement for IDS/Jones Growth Partners
                    II, L.P.  (1)

     10.1.1         Copy of franchise and related documents granting a cable
                    television system franchise for the City of Aurora,
                    Illinois (IDS/Jones Joint Venture Partners).  (2)

     10.1.2         Copy of franchise and related documents granting a cable
                    television system franchise for Kane County, Illinois
                    (IDS/Jones Joint Venture Partners).  (3)

     10.1.3         Resolution No. 91-49 dated March 12, 1991 of Kane County
                    extending the term of the franchise.  (3)

     10.1.4         Franchise Extension Agreement dated March 29, 1991 of Kane
                    County extending the term of the franchise.  (3)

     10.1.5         Resolution No. 92-54 dated March 12, 1991 of Kane County
                    extending the term of the franchise.  (3)

     10.1.6 Ordinance No. 92-133 dated June 9, 1992 of Kane County renewing the franchise. (3)

     10.1.7 Copy of franchise and related documents granting a cable television system franchise for Kendall County, Illinois
                    (IDS/Jones Joint Venture Partners). (2)

     10.1.8 Copy of franchise and related documents granting a cable television system franchise for the Village of Montgomery, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.9 Copy of franchise and related documents granting a cable television system franchise for the Village of North Aurora, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.10 Copy of franchise and related documents granting a cable television system franchise for the Village of Oswego, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.11 Copy of franchise and related documents granting a cable television system franchise for the City of Plano, Illinois
                    (IDS/Jones Joint Venture Partners). (2)

     10.1.12 Copy of franchise and related documents granting a cable television system franchise for the City of Sandwich, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.1.13 Copy of franchise and related documents granting a cable television system franchise for the Village of Yorkville, Illinois (IDS/Jones Joint Venture Partners). (2)

     10.2.1         Credit Agreement dated as of November 3, 1994 among the
                    Venture, IDS/Jones 89-B, Growth Partners II and Shawmut Bank
                    Connecticut, N.A., as agent for various lenders.

     10.2.2 Two Promissory Notes both dated December 5, 1991, each in the principal amount of $1,800,000 from the Venture, payable to the order, respectively, of IDS Management Corporation and Jones Intercable, Inc. (4)

     Exhibit                                                                                Page
     -------                                                                                ----
     27             Financial Data Schedule

----------

     (1)            Incorporated by reference from the Partnership's Form 8-A
                    (Commission File No. 0-18133).

     (2)            Incorporated by reference from the Annual Report on Form
                    10-K of IDS/Jones Growth Partners II (Commission File No.
                    0-18133) for fiscal year ended December 31, 1990.

     (3)            Incorporated by reference from the Annual Report on Form
                    10-K of IDS/Jones Growth Partners II (Commission File No.
                    0-18133) for fiscal year ended December 31, 1992.

     (4)            Incorporated by reference from the Annual Report on Form
                    10-K of IDS/Jones Growth Partners II (Commission File No.
                    0-18133) for fiscal year ended December 31, 1991.