Form 10-Q
period 1995-03-31
IDS JONES GROWTH PARTNERS II L P
filed 1995-05-15
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    --------------

                        Commission File Number:  0-18133


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    -----                                                                -----

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,        December 31,
                                ASSETS                                                    1995              1994
                                ------                                               -------------       ------------
CASH                                                                                 $     100,930       $     57,284

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of
    $47,493 and $50,993 at March 31, 1995 and December 31, 1994                            324,647            403,428

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                35,142,146         34,508,868
  Less - accumulated depreciation                                                      (15,233,200)       (14,180,482)
                                                                                     -------------        -----------

                                                                                        19,908,946         20,328,386

  Franchise costs, net of accumulated amortization of $32,675,616
    and $31,231,579 at March 31, 1995 and December 31, 1994, respectively               25,891,505         27,335,542
  Subscriber lists, net of accumulated amortization of $5,221,183 and $4,951,136
    at March 31, 1995 and December 31, 1994, respectively                                2,398,320          2,668,367
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $905,304 and $859,836 at March 31, 1995 and
    December 31, 1994, respectively                                                      6,606,067          6,651,535
                                                                                     -------------       ------------

         Total investment in cable television properties                                54,804,838         56,983,830

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                            428,715            307,504
                                                                                     -------------       ------------

         Total assets                                                                $  55,659,130       $ 57,752,046
                                                                                     =============       ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,        December 31,
                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1995              1994
                 -------------------------------------------                         ------------      -------------
LIABILITIES:
  Debt                                                                               $ 45,048,736       $ 43,566,064
  Accounts payable - Managing General Partner                                              -                 933,949
  Accrued liabilities                                                                   1,255,612          1,195,393
  Subscriber prepayments                                                                   63,407             54,863
                                                                                     ------------      -------------

          Total liabilities                                                            46,367,755         45,750,269
                                                                                     ------------      -------------

MINORITY INTEREST IN JOINT VENTURE                                                      3,108,307          4,040,685
                                                                                     ------------      -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                       500                500
    Accumulated deficit                                                                  (314,101)          (296,321)
                                                                                     ------------      -------------

                                                                                         (313,601)          (295,821)
                                                                                     ------------      -------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding at
      March 31, 1995 and December 31, 1994)                                            37,256,546         37,256,546
    Accumulated deficit                                                               (30,759,877)       (28,999,633)
                                                                                     ------------      -------------

                                                                                        6,496,669          8,256,913
                                                                                     ------------      -------------

          Total liabilities and partners' capital (deficit)                          $ 55,659,130       $ 57,752,046
                                                                                     ============      =============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                                   ----------------------------------
                                                                                        1995                1994
                                                                                   --------------       -------------

REVENUES                                                                           $    4,016,495       $   3,768,333

COSTS AND EXPENSES:
  Operating expenses                                                                    2,345,384           2,163,815
  Management fees and allocated overhead from General Partners                            537,441             499,965
  Depreciation and amortization                                                         2,820,010           2,701,871
                                                                                   --------------       -------------

OPERATING LOSS                                                                         (1,686,340)         (1,597,318)
                                                                                   --------------       -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                     (1,020,491)           (556,571)
  Other, net                                                                               (3,571)            (44,324)
                                                                                   --------------       -------------

          Total other income (expense), net                                            (1,024,062)           (600,895)
                                                                                   --------------       -------------

CONSOLIDATED LOSS                                                                      (2,710,402)         (2,198,213)

MINORITY INTEREST IN CONSOLIDATED LOSS                                                    932,378             756,186
                                                                                   --------------       -------------

NET LOSS                                                                           $   (1,778,024)       $ (1,442,027)
                                                                                   ==============        ============

ALLOCATION OF NET LOSS:
  General Partners                                                                 $      (17,780)       $    (14,420)
                                                                                   ==============        ============

  Limited Partners                                                                 $   (1,760,244)       $ (1,427,607)
                                                                                   ==============        ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                                              $       (10.10)       $      (8.19)
                                                                                   ==============        ============

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                                       174,343             174,343
                                                                                   ==============       =============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the Three Months Ended
                                                                                                     March 31,
                                                                                     ------------------------------------
                                                                                           1995               1994
                                                                                     ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(1,778,024)       $(1,442,027)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                     2,812,270          2,701,871
      Amortization of capitalized loan fees                                                 7,740             -
      Minority interest in consolidated loss                                             (932,378)          (756,186)
      Amortization of interest rate protection contract                                    13,125             -
      Decrease in trade receivables                                                        78,781             73,887
      Decrease (increase) in deposits, prepaid expenses and other assets                  (37,076)            30,850
      Increase (decrease) in accrued liabilities
        and subscriber prepayments                                                         68,763           (203,436)
      Decrease in advances from Managing General Partner                                 (933,949)        (1,056,828)
                                                                                     ------------        -----------

          Net cash used in operating activities                                          (700,748)          (651,869)
                                                                                     ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                     (633,278)          (433,170)
                                                                                     ------------        -----------

          Net cash used in investing activities                                          (633,278)          (433,170)
                                                                                     ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                              1,500,000          2,406,647
  Repayment of borrowings                                                                 (17,328)        (1,010,694)
  Purchase of interest rate protection contract                                          (105,000)              -
                                                                                     ------------        -----------

          Net cash provided by financing activities                                     1,377,672          1,395,953
                                                                                     ------------        -----------

Increase in cash                                                                           43,646            310,914

Cash, beginning of period                                                                  57,284             81,997
                                                                                     ------------       ------------

Cash, end of period                                                                  $    100,930       $    392,911
                                                                                     ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                      $    177,122       $    550,080
                                                                                     ============       ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited onsolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

         The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.


(2) Jones Cable Corporation ("the Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three month periods ended March 31, 1995 and 1994 were $200,825 and $188,417, respectively.

         IDS Cable II Corporation ("the Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B) participate in certain management decisions of the Venture and receive a fee for their services equal to one-half percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three month periods ended March 31, 1995 and 1994 were $20,082 and $18,842, respectively.

         The Venture reimburses Jones Intercable, Inc.("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of JIC. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates of the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to JIC for allocated overhead and administrative expenses during the three month periods ended March 31, 1995 and 1994 were $316,534 and $292,706, respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three month periods ended March 31, 1995 and 1994.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         The Partnership owns an approximate 66 percent interest in IDS/Jones Joint Venture Partners (the "Venture"). The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the approximate 34 percent minority interest in the Venture. The Venture owns the cable television system serving certain areas in and around Aurora, Illinois.

         During the first three months of 1995, the Venture expended approximately $633,000 on capital expenditures. Approximately 42 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 29 percent of the expenditures related to plant extensions. The remainder of the expenditures were used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $2,622,000. Approximately 62 percent of the anticipated capital expenditures are for plant extensions. Approximately 28 percent of the expenditures are for construction of service drops to subscriber homes. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings under a renegotiated credit facility, as discussed below.

         On December 5, 1991, Jones Intercable, Inc. ("JIC") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation was repaid in November 1994. See discussion below. The loans from JIC and IDS Management Corporation are subordinate to the Venture's new revolving credit and term loan. These loans matured in the fourth quarter of 1994. IDS Management Corporation extended its loan until December 5, 1995 and, although JIC has not formally extended its loan, it has not demanded repayment. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt the $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then-outstanding term loan. In the second quarter of 1994, JIC made a loan of $1,000,000 to the Venture to fund principal repayments due on the Venture's then-outstanding term loan.
This loan was repaid with interest in November 1994. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's new revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not repaid, JIC and IDS Management Corporation will have the right, among other rights, to convert these loans to equity in the Venture.

         In November 1994, the Venture entered into a new revolving credit and term loan agreement with a commercial bank. The new credit facility had a maximum amount available of $40,000,000 through March 31, 1995, at which time the maximum amount available increased to $45,000,000. At March 31, 1995, $39,300,000 was outstanding under this agreement. Borrowings from this new credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to JIC the $1,000,000 advanced by JIC to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. The revolving credit period expires December 31, 1996, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to third parties as of March 31, 1995 and 1994 were 7.84 percent and 4.65 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this new credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $920,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 outstanding advance.

         In January 1995, the Venture entered into an interest rate protection contract covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $105,000. The agreement protects the Venture from LIBOR interest rates that exceed 9 percent for two years from the date of the agreement. The fee is being charged to interest expense over the life of the agreement using the straight-line method.

         As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have an approximate 5 percent equity interest in the Venture, the Partnership has an approximate 66 percent interest and IDS/Jones 89-B has an approximate 24 percent interest. If the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

         Regulation and Legislatio

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including the Aurora System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

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

                             RESULTS OF OPERATIONS

         Revenues of the Venture's Aurora System increased $248,162, or approximately 7 percent, from $3,768,333 for the first quarter of 1994 to $4,016,495 for the comparable 1995 period. An increase in the subscriber base primarily accounted for the increase in revenues. The number of basic subscribers increased 3,171, or approximately 8 percent, from 38,496 at March 31, 1994 to 41,667 at March 31, 1995. Premium service subscriptions increased 2,388, or approximately 9 percent, from 25,650 at March 31, 1994 to 28,038 at March 31, 1995. No other individual factor was significant to the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $181,569, or approximately 8 percent, from $2,163,815 for the first quarter of 1994 to $2,345,384 for the comparable 1995 period. Operating expense represented 57 percent of revenues in 1994 and 58 percent of revenues in 1995. Increases in programming fees and personnel related expenses, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses. No other individual factors contributed significantly to the increase. Management fees and allocated overhead from the General Partners increased $37,476, or approximately 8 percent, from $499,965 for the first three months of 1994 to $537,441 for the comparable 1995 period due to an increase in allocated expenses from the Managing General Partner and the increase in revenues, upon which management and supervision fees and allocated overhead are based. The Managing General Partner has experienced increases in expenses, including personnel costs, a portion of which are allocated to the Venture. Depreciation and amortization expense increased $118,139, or approximately 4 percent, from $2,701,871 at March 31, 1994 to $2,820,010 at March 31, 1995 primarily due to capital additions in 1994.

         Operating loss increased $89,022, or approximately 6 percent, from $1,597,318 for the first three months of 1994 to $1,686,340 for the comparable 1995 period due to the increases in operating expenses, management fees and allocated overhead from the General Partners and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization increased $29,117, or approximately 2 percent, from $1,104,553 for the three months ended March 31, 1994 to $1,133,670 for the similar period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

         Interest expense increased $463,920, or approximately 83 percent, from $556,571 for the first quarter of 1994 to $1,020,491 for the comparable 1995 period. This increase was due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Consolidated loss increased $512,189, or approximately 23 percent, from $2,198,213 for the first quarter of 1994 to $2,710,402 for the comparable 1995 period due to the factors discussed above. Such losses are expected to continue in the future.

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


                                             IDS/JONES GROWTH PARTNERS II, L.P.
                                             BY:  JONES CABLE CORPORATION
                                                  its Managing General Partner



                                             By:  /s/ Kevin P. Coyle
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)


Dated:  May 12, 1995

                              INDEX TO EXHIBITS



Exhibit               Description                   Page
- - -----------           -----------                   ----
 27                   Financial Data Schedule