Form 10-Q
period 1995-06-30
IDS JONES GROWTH PARTNERS II L P
filed 1995-08-14
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________ to _________ .

                       Commission File Number:  0-18133


                      IDS/JONES GROWTH PARTNERS II, L.P.
               Exact name of registrant as specified in charter


 Colorado                                                         #84-1060548
 State of organization                                 I.R.S. employer I.D. #

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

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

Yes   X                                                                  No ____

                     IDS/JONES GROWTH PARTNERS II, L. P.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,            December 31,
                         ASSETS                                                   1995                 1994
                                                                              ------------         ------------
CASH                                                                          $    242,822         $     57,284

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $47,493 and $50,993 at June 30, 1995 and December 31,
  1994, respectively                                                               339,920              403,428

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        35,918,207           34,508,868
  Less - accumulated depreciation                                              (16,190,731)         (14,180,482)
                                                                              ------------         ------------
                                                                                19,727,476           20,328,386

  Franchise costs, net of accumulated amortization of $33,981,319 and $31,231,579 at June 30, 1995 and December 31, 1994,
    respectively                                                                24,585,802           27,335,542
  Subscriber lists, net of accumulated amortization of $5,487,736 and $4,951,136 at June 30, 1995 and December 31, 1994,
    respectively                                                                 2,131,767            2,668,367
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $952,194 and $859,836 at June 30, 1995 and
    December 31, 1994, respectively                                              6,559,177            6,651,535
                                                                              ------------         ------------
        Total investment in cable television properties                         53,004,222           56,983,830

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                    429,736              307,504
                                                                              ------------         ------------
        Total assets                                                          $ 54,016,700         $ 57,752,046
                                                                              ============         ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                     IDS/JONES GROWTH PARTNERS II, L. P.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,           December 31,
                                                                                  1995                 1994
                                                                              ------------         ------------
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Debt                                                                        $ 44,915,477         $ 43,566,064
  Accounts payable -
    Managing General Partner                                                       148,633              933,949
  Accrued liabilities                                                            1,862,908            1,195,393
  Subscriber prepayments                                                            58,363               54,863
                                                                              ------------         ------------
        Total liabilities                                                       46,985,381           45,750,269
                                                                              ------------         ------------
MINORITY INTEREST IN JOINT VENTURE                                               2,330,847            4,040,685
                                                                              ------------         ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                500                  500
    Accumulated deficit                                                           (328,927)            (296,321)
                                                                              ------------         ------------
                                                                                  (328,427)            (295,821)
                                                                              ------------         ------------
  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at June 30, 1995 and December 31, 1994)                                  37,256,546           37,256,546
    Accumulated deficit                                                        (32,227,647)         (28,999,633)
                                                                              ------------         ------------
                                                                                 5,028,899            8,256,913
                                                                              ------------         ------------
        Total liabilities and partners' capital (deficit)                     $ 54,016,700         $ 57,752,046
                                                                              ============         ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                     IDS/JONES GROWTH PARTNERS II, L. P.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months Ended                For the Six Months Ended
                                                       June 30,                                  June 30,
                                            -------------------------------         --------------------------------
                                                1995                1994                 1995                1994
                                            -----------         -----------         -----------          -----------
REVENUES                                    $ 4,284,920         $ 3,818,958         $ 8,301,415          $ 7,587,291

COSTS AND EXPENSES:
  Operating expenses                          2,535,660           2,091,835           4,881,044            4,255,650
  Management fees and allocated
    overhead from General Partners              514,168             493,606           1,051,609              993,571
  Depreciation and amortization               2,585,899           2,557,518           5,405,909            5,259,389
                                            -----------         -----------         -----------          -----------
OPERATING LOSS                               (1,350,807)         (1,324,001)         (3,037,147)          (2,921,319)
                                            -----------         -----------         -----------          -----------
OTHER INCOME (EXPENSE):
  Interest expense                             (873,517)           (649,011)         (1,894,008)          (1,205,582)
  Other, net                                    (35,732)            (52,919)            (39,303)             (97,243)
                                            -----------         -----------         -----------          -----------
    Total other income (expense)               (909,249)           (701,930)         (1,933,311)          (1,302,825)
                                            -----------         -----------         -----------          -----------
CONSOLIDATED LOSS                            (2,260,056)         (2,025,931)         (4,970,458)          (4,224,144)


MINORITY INTEREST IN
  CONSOLIDATED LOSS                             777,460             696,919           1,709,838            1,453,105
                                            -----------         -----------         -----------          -----------
NET LOSS                                    $(1,482,596)        $(1,329,012)        $(3,260,620)         $(2,771,039)
                                            ===========         ===========         ===========          ===========
ALLOCATION OF NET LOSS:
  General Partners                          $   (14,826)        $   (13,290)        $   (32,606)         $   (27,710)
                                            ===========         ===========         ===========          ===========
  Limited Partners                          $(1,467,770)        $(1,315,722)        $(3,228,014)         $(2,743,329)
                                            ===========         ===========         ===========          ===========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                          $     (8.42)        $     (7.55)        $    (18.52)         $    (15.74)
                                            ===========         ===========         ===========          ===========
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                   174,343             174,343             174,343              174,343
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

                     IDS/JONES GROWTH PARTNERS II, L. P.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Six Months Ended
                                                                                           June 30,
                                                                              -------------------------------
                                                                                  1995                1994
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(3,260,620)        $(2,771,039)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                             5,405,909           5,259,389
      Minority interest in consolidated loss                                   (1,709,838)         (1,453,105)
      Amortization of interest rate protection contract                            26,250                  --
      Decrease in trade receivables                                                63,508               7,706
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                      (60,444)             22,828
      Increase (decrease) in accrued liabilities and
        subscriber prepayments                                                    671,015            (149,769)
      Decrease in advances from Managing General Partner                         (785,316)            (16,422)
                                                                              -----------         -----------
        Net cash provided by operating activities                                 350,464             899,588

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (1,409,339)         (1,397,181)
                                                                              -----------         -----------
        Net cash used in investing activities                                  (1,409,339)         (1,397,181)
                                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      2,000,000           2,472,836
  Repayment of borrowings                                                        (650,587)         (2,025,414)
  Purchase of interest rate protection contract                                  (105,000)                 --
                                                                              -----------         -----------
        Net cash provided by financing activities                               1,244,413             447,422
                                                                              -----------         -----------
Increase (decrease) in cash                                                       185,538             (50,171)

Cash, beginning of period                                                          57,284              81,997
                                                                              -----------         -----------
Cash, end of period                                                           $   242,822         $    31,826
                                                                              ===========         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Interest paid                                                               $ 1,341,508         $ 1,181,959
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

                     IDS/JONES GROWTH PARTNERS II, L. P.
                           (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at June 30, 1995 and December 31, 1994, its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

        The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture") including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation ("the Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three and six month periods ended June 30, 1995 were $214,246 and $415,071, respectively, as compared to $190,948 and $379,365, respectively, for the three and six month periods ended June 30, 1994.

        IDS Cable II Corporation ("the Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B) participate in certain management decisions of the Venture and receive a fee for their services equal to one-half percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and six month periods ended June 30, 1995 were $21,425 and $41,507, respectively, as compared to $19,094 and $37,936, respectively, for the three and six month periods ended June 30, 1994.

        The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC is the general partner are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to JIC for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1995 were $278,497 and $595,031, respectively, as compared to $283,564 and $576,270, respectively, for the three and six month periods ended June 30, 1994. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1995 and 1994.

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

        For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $350,464, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, the Venture expended approximately $1,409,000 on capital expenditures. Approximately 41 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 38 percent of the expenditures related to plant extensions. The remainder of the expenditures were used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $1,846,000. Approximately 61 percent of the expenditures are for plant extensions. Approximately 20 percent of the expenditures are for construction of service drops to subscriber homes. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

        On December 5, 1991, Jones Intercable, Inc. ("JIC") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation has been repaid. See discussion below. The loans from JIC and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans matured in the fourth quarter of 1994. IDS Management Corporation extended its loan until December 5, 1995 and, although JIC has not formally extended its loan, it has not demanded repayment. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt the $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. In the second quarter of 1994, JIC made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of June 1994 on the Venture's then-outstanding term loan. This loan was repaid with interest in November 1994. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not fully repaid, JIC and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

        In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At June 30, 1995, $39,800,000 was outstanding under this agreement, leaving $5,200,000 available for future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to JIC the $1,000,000 advanced by JIC to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional $120,000 of principal plus interest on the $1,800,000 loan dated December 5, 1991 leaving $800,000 of principal remaining to be repaid on this loan. The revolving credit period of the Venture's credit facility expires December 31, 1996, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to third parties as of June 30, 1995 and 1994 were 8.11 percent and 6.29 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management
Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 outstanding advance.

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

        As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have an approximate 5 percent equity interest in the Venture, the Partnership has an approximate 66 percent interest and IDS/Jones 89-B has an approximate 24 percent interest. If any unpaid portion of the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.


RESULTS OF OPERATIONS

        Revenues of the Venture totaled $4,284,920 for the three month period ended June 30, 1995 as compared to $3,818,958 for the comparable 1994 period, an increase of $465,962, or approximately 12 percent. Revenues totaled $8,301,415 for the six months ended June 30, 1995 as compared to $7,587,291 for the comparable 1994 period, an increase of $714,124, or approximately 9 percent. Increases in the subscriber base and basic service rate adjustments primarily accounted for the increase in revenues for the three and six month periods. The number of basic subscribers increased 3,108, or approximately 8 percent, from 39,352 at June 30, 1994 to 42,460 at June 30, 1995. Premium service subscriptions increased 1,393, or approximately 6 percent, from 24,946 at June 30, 1994 to 26,339 at June 30, 1995. Basic service rate adjustments accounted for approximately 34 percent and 28 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1995. No other individual factor was significant to the increases in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses totaled $2,535,660 for the three month period ended June 30, 1995 as compared to $2,091,835 for the comparable 1994 period, an increase of $443,825, or approximately 21 percent. Operating expenses totaled $4,881,044 for the six months ended June 30, 1995 as compared to $4,255,650 for the comparable 1994 period, an increase of $625,394, or approximately 15 percent. Operating expenses represented 59 percent and 55 percent, respectively, of revenues for the three month periods ended June 30, 1995 and 1994, and 59 percent and 56 percent, respectively, for the six month periods ended June 30, 1995 and 1994. Increases in programming fees and personnel expenses, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and six month periods. No other individual factors contributed significantly to the increase.

        Management fees and allocated overhead from the General Partners totaled $514,168 for the three month period ended June 30, 1995 as compared to $493,606 for the comparable 1994 period, an increase of $20,562, or approximately 4 percent. The increase for the three month period was due to the increase in revenues, upon which management fees and allocated overhead are based. Management fees and allocated overhead from the General Partners totaled $1,051,609 for the six months ended June 30, 1995 as compared to $993,571 for the comparable 1994 period, an increase of $58,038, or approximately 6 percent. The increase for the six month period was due to the increase in revenues, upon which management fees and allocated overhead are based.

        Depreciation and amortization expense totaled $2,585,899 for the three month period ended June 30, 1995 as compared to $2,557,518 for the comparable 1994 period, an increase of $28,381, or approximately 1 percent. Depreciation and amortization expense totaled $5,405,909 for the six months ended June 30, 1995 as compared to $5,259,389 for the comparable 1994 period, an increase of $146,520, or approximately 3 percent. These increases were due to capital additions in 1994 and the amortization of capitalized loan fees.

        Operating loss totaled $1,350,807 for the three month period ended June 30, 1995 as compared to $1,324,001 for the comparable 1994 period, an increase of $26,806, or approximately 2 percent. Operating loss totaled $3,037,147 for the six months ended June 30, 1995 as compared to $2,921,319, an increase of $115,828, or approximately 4 percent. The increases for the three and six month periods were due to the increases in operating expenses, management fees and allocated overhead from the General Partners and depreciation and amortization expense exceeding the increase in revenues.

        Operating income before depreciation and amortization expense totaled $1,235,092 for the three month period ended June 30, 1995 as compared to $1,233,517 for the comparable 1994 period, an increase of $1,575, or less than 1 percent. Operating income before depreciation and amortization expense totaled $2,368,762 for the six months ended June 30, 1995 as compared to $2,338,070 for the comparable 1994 period, an increase of $30,692, or approximately 1 percent. The increases for the three and six month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

        Interest expense totaled $873,517 for the three month period ended June 30, 1995 as compared to $649,011 for the comparable 1994 period, an increase of $224,506, or approximately 35 percent. Interest expense totaled $1,894,008 for the six months ended June 30, 1995 as compared to $1,205,582 for the comparable 1994 period, an increase of $688,426, or approximately 57 percent. The increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Consolidated loss totaled $2,260,056 for the three month period ended June 30, 1995 as compared to $2,025,931 for the comparable 1994 period, an increase of $234,125, or approximately 12 percent. Consolidated loss totaled $4,970,458 for the six months ended June 30, 1995 as compared to $4,224,144 for the comparable 1994 period, an increase of $746,314, or approximately 18 percent. The increases were primarily due to the increases in interest expense. Such losses are expected to continue.

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

                                         IDS/JONES GROWTH PARTNERS II, L.P.
                                         BY:  JONES CABLE CORPORATION
                                              its Managing General Partner


                                         By:   /S/ Kevin P. Coyle
                                              ------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)


Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule