Form 10-Q
period 1995-09-30
IDS JONES GROWTH PARTNERS II L P
filed 1995-11-14
CIK 850669

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

                      Commission File Number:  0-18133


                     IDS/JONES GROWTH PARTNERS II, L.P.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                             #84-1060548
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

  9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80112-3309
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

                     IDS/JONES GROWTH PARTNERS II, L.P.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,          December 31,
                 ASSETS                                                         1995                  1994
                 ------                                                     -------------          ------------
CASH                                                                        $    104,352           $     57,284

TRADE RECEIVABLES, less allowance for doubtful
    receivables of $52,993 and $50,993 at
    September 30, 1995 and December 31, 1994,
    respectively                                                                 388,170                403,428

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      37,176,434             34,508,868
  Less - accumulated depreciation                                            (16,943,926)           (14,180,482)
                                                                            ------------           ------------

                                                                              20,232,508             20,328,386

  Franchise costs, net of accumulated amortization
    of $35,372,362 and $31,231,579 at September 30,
    1995 and December 31, 1994, respectively                                  23,194,759             27,335,542
  Subscriber lists, net of accumulated amortization
    of $5,754,289 and $4,951,136 at September 30,
    1995 and December 31, 1994, respectively                                   1,865,214              2,668,367
  Costs in excess of interest in net assets
    purchased, net of accumulated amortization of
    $999,084 and $859,836 at September 30, 1995 and
    December 31, 1994, respectively                                            6,512,287              6,651,535
                                                                            ------------           ------------

         Total investment in cable television properties                      51,804,768             56,983,830

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  394,196                307,504
                                                                            ------------           ------------

         Total assets                                                       $ 52,691,486           $ 57,752,046
                                                                            ============           ============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                            September 30,        December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1995                 1994
         -------------------------------------------                        ------------         -----------
LIABILITIES:
  Debt-
    Credit facility                                                         $40,800,000          $38,300,000
    Other debt                                                                5,103,806            5,266,064
  Accounts payable -
    Trade                                                                        14,343                    -
    Managing General Partner                                                          -              933,949
  Accrued liabilities                                                         1,758,208            1,195,393
  Subscriber prepayments                                                         57,111               54,863
                                                                            -----------          -----------

         Total liabilities                                                   47,733,468           45,750,269
                                                                            -----------          -----------

MINORITY INTEREST IN JOINT VENTURE                                            1,617,632            4,040,685
                                                                            -----------          -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                             500                  500
    Accumulated deficit                                                        (342,528)            (296,321)
                                                                            -----------          -----------

                                                                               (342,028)            (295,821)
                                                                            -----------          -----------

  Limited Partners-
    Net contributed capital (174,343 units
      outstanding at September 30, 1995
      and December 31, 1994, respectively)                                   37,256,546           37,256,546
    Accumulated deficit                                                     (33,574,132)         (28,999,633)
                                                                            -----------          -----------

                                                                              3,682,414            8,256,913
                                                                            -----------          -----------

         Total liabilities and partners'
           capital (deficit)                                                $52,691,486          $57,752,046
                                                                            ===========          ===========


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months Ended         For the Nine Months Ended
                                                      September 30,                       September 30,
                                             ------------------------------     -------------------------------
                                                1995                1994           1995               1994
                                             -----------        -----------     -----------        ------------
REVENUES                                     $ 4,247,004        $ 3,866,424     $12,548,419        $ 11,453,715

COSTS AND EXPENSES:
  Operating expenses                           2,453,694          2,173,770       7,334,738           6,429,420
  Management fees and
    allocated overhead
    from General Partners                        526,279            476,153       1,577,888           1,469,724
  Depreciation and amortization                2,466,310          2,651,059       7,872,219           7,910,448
                                             -----------        -----------     -----------        ------------

OPERATING LOSS                                (1,199,279)        (1,434,558)     (4,236,426)         (4,355,877)
                                             -----------        -----------     -----------        ------------

OTHER INCOME (EXPENSE):
  Interest expense                              (908,219)          (726,878)     (2,802,227)         (1,932,460)
  Other, net                                      34,197            (65,571)         (5,106)           (162,814)
                                             -----------        -----------     -----------        ------------

         Total other income
           (expense), net                       (874,022)          (792,449)     (2,807,333)         (2,095,274)
                                             -----------        -----------     -----------        ------------

CONSOLIDATED LOSS                             (2,073,301)        (2,227,007)     (7,043,759)         (6,451,151)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                              713,215            766,090       2,423,053           2,219,195
                                             -----------        -----------     -----------        ------------

NET LOSS                                     $(1,360,086)       $(1,460,917)    $(4,620,706)       $ (4,231,956)
                                             ===========        ===========     ===========        ============

ALLOCATION OF NET LOSS:
  General Partners                           $   (13,601)       $   (14,610)    $   (46,207)       $    (42,320)
                                             ===========        ===========     ===========        ============

  Limited Partners                           $(1,346,485)       $(1,446,307)    $(4,574,499)       $ (4,189,636)
                                             ===========        ===========     ===========        ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                           $     (7.72)       $     (8.29)    $    (26.24)       $     (24.03)
                                             ===========        ===========     ===========        ============

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                    174,343            174,343         174,343             174,343
                                             ===========        ===========     ===========        ============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                 1995             1994
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(4,620,706)     $(4,231,956)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                                             7,872,219        7,910,448
      Minority interest in net loss                                            (2,423,053)      (2,219,195)
      Amortization of interest rate protection contract                            39,375                -
      Decrease in trade receivables                                                15,258           10,115
      Decrease (increase) in prepaid expenses and other assets                    (46,658)          12,052
      Increase in accounts payable, accrued liabilities and
        subscriber prepayments                                                    579,406          326,484
      Increase (decrease) in advance from Managing
          General Partner                                                        (933,949)         219,656
                                                                              -----------      -----------

         Net cash provided by operating activities                                481,892        2,027,604
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (2,667,566)      (2,471,648)
                                                                              -----------      -----------

         Net cash used in investing activities                                 (2,667,566)      (2,471,648)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      3,000,000        2,472,836
  Repayment of borrowings                                                        (662,258)      (2,040,538)
  Purchase of interest rate protection contract                                  (105,000)               -
                                                                              -----------      -----------

         Net cash provided by financing activities                              2,232,742          432,298
                                                                              -----------      -----------

Increase (decrease) in cash                                                        47,068          (11,746)

Cash, beginning of period                                                          57,284           81,997
                                                                              -----------      -----------

Cash, end of period                                                           $   104,352      $    70,251
                                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 2,161,139      $ 1,774,634
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                           (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture") including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Venture for the three and nine month periods ended September 30, 1995 were $212,350 and $627,421, respectively, compared to $193,321 and $572,686, respectively, for the three and nine month periods ended September 30, 1994.

         IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B) participate in certain management decisions of the Venture and receive a fee for their services equal to one-half percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and nine month periods ended September 30, 1995 were $21,235 and $62,742, respectively, compared to $19,332 and $57,269, respectively, for the three and nine month periods ended September 30, 1994.

         The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC is the general partner are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to JIC for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1995 were $292,694 and $887,725, respectively, compared to $263,500 and $839,769, respectively, for the three and nine month periods ended September 30, 1994. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1995 and 1994.

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

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling $481,892, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, the Venture expended approximately $2,668,000 on capital expenditures. Approximately 47 percent of the expenditures related to plant extensions. Approximately 31 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures were used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $587,000. Approximately 68 percent of the expenditures are for plant extensions. Approximately 23 percent of the expenditures are for construction of service drops to subscriber homes.
Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

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

         In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At September 30, 1995, $40,800,000 was outstanding under this agreement, leaving $4,200,000 available for future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to JIC $1,000,000 advanced by JIC to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional $120,000 of principal plus interest on the $1,800,000 loan dated December 5, 1991 leaving $800,000 of principal remaining to be repaid on this loan. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of September 30, 1995 and 1994 were 7.73 percent and 6.10 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the

$1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 subordinated advance.

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

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Venture has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Venture's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the Managing General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Venture.


                             RESULTS OF OPERATIONS

         Revenues of the Venture totaled $4,247,004 for the three month period ended September 30, 1995 compared to $3,866,424 for the comparable 1994 period, an increase of $380,580, or approximately 10 percent. Revenues totaled $12,548,419 for the nine months ended September 30, 1995 compared to $11,453,715 for the comparable 1994 period, an increase of $1,094,704, or approximately 10 percent. Increases in the subscriber base and basic service rate adjustments primarily accounted for the increase in revenues for the three and nine month periods. An increase in the subscriber base accounted for approximately 53 percent and 57 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. The number of basic subscribers increased by 2,963 subscribers, or approximately 7 percent, from 40,008 at September 30, 1994 to 42,971 at September 30, 1995. Basic service rate adjustments accounted for approximately 47 percent and 38 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1995. No other individual factor was significant to the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $2,453,694 for the three month period ended September 30, 1995 compared to $2,173,770 for the comparable 1994 period, an increase of $279,924, or approximately 13 percent. Operating expenses totaled $7,334,738 for the nine months ended September 30, 1995 compared to $6,429,420 for the comparable 1994 period, an increase of $905,318, or approximately 14 percent. Operating expenses represented 58 percent and 56 percent, respectively, of revenues for the three and nine month periods ended September 30, 1995 and 1994. Increases in programming fees and personnel expenses, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and nine month periods. No other individual factors contributed significantly to the increase.

         Management fees and allocated overhead from the General Partners totaled $526,279 for the three month period ended September 30, 1995 compared to $476,153 for the comparable 1994 period, an increase of $50,126, or approximately 11 percent. Management fees and allocated overhead from the General Partners totaled $1,577,888 for the nine months ended September 30, 1995 compared to $1,469,724 for the comparable 1994 period, an increase of $108,164, or approximately 7 percent. The increases for the three and nine month periods were due to the increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from JIC. JIC has experienced increases in expenses, a portion of which is allocated to the Venture.

         Depreciation and amortization expense totaled $2,466,310 for the three month period ended September 30, 1995 compared to $2,651,059 for the comparable 1994 period, a decrease of $184,749, or approximately 7 percent. Depreciation and amortization expense totaled $7,872,219 for the nine months ended September 30, 1995 compared to $7,910,448 for the comparable 1994 period, a decrease of $38,229, or less than 1 percent. These decreases were primarily due to the maturation of a portion of the asset base.

         Operating loss totaled $1,199,279 for the three month period ended September 30, 1995 compared to $1,434,558 for the comparable 1994 period, a decrease of $235,279, or approximately 16 percent. Operating loss totaled $4,236,426 for the nine months ended September 30, 1995 compared to $4,355,877, a decrease of $119,451, or approximately 3 percent. The decreases for the three and nine month periods were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense totaled $1,267,031 for the three month period ended September 30, 1995 compared to $1,216,501 for the comparable 1994 period, an increase of $50,530, or approximately 4 percent. Operating income before depreciation and amortization expense totaled $3,635,793 for the nine months ended September 30, 1995 compared to $3,554,571 for the comparable 1994 period, an increase of $81,222, or approximately 2 percent. The increases for the three and nine month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

         Interest expense totaled $908,219 for the three month period ended September 30, 1995 compared to $726,878 for the comparable 1994 period, an increase of $181,341, or approximately 25 percent. Interest expense totaled $2,802,227 for the nine months ended September 30, 1995 compared to $1,932,460 for the comparable 1994 period, an increase of $869,767, or approximately 45 percent. The increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         The Venture's loss totaled $2,073,301 for the three month period ended September 30, 1995 compared to $2,227,007 for the comparable 1994 period, a decrease of $153,706, or approximately 7 percent. Net loss totaled $7,043,759 for the nine months ended September 30, 1995 compared to $6,451,151 for the comparable 1994 period, an increase of $592,608, or approximately 9 percent. These changes were due to the factors discussed above. Such losses are expected to continue.

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


                                        IDS/JONES GROWTH PARTNERS II, L.P.
                                        BY: JONES CABLE CORPORATION
                                            its Managing General Partner


                                        By: /s/ Kevin P. Coyle
                                            ------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                         PAGE
------                        -------------------                         ----
27             Financial Data Schedule
