Form 10-K405
period 1995-12-31
IDS JONES GROWTH PARTNERS II L P
filed 1996-04-01
CIK 850669

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ________ to      ________

Commission file number:  0-18133

                       IDS/JONES GROWTH PARTNERS II, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                             84-1060548
           --------                                             ----------
     State of Organization                                     (IRS Employer
                                                             Identification No.)

   P.O. Box 3309, Englewood,
      Colorado 80155-3309                                   (303) 792-3111
- -------------------------------                             --------------
(Address of principal executive                      (Registrant's telephone no.
     office and Zip Code                                 including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                     -----


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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Aurora System. At December 31, 1995, the Aurora System's monthly basic service rates ranged from $10.54 to $10.62, monthly basic and tier ("basic plus") service rates ranged from $22.50 to $22.58, and monthly premium services ranged from $4.95 to $12.95 per premium service. In addition, the Aurora System's pay-per-view programs and advertising fees generate revenues. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $42.45; however, from time to time the Aurora System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Aurora System, basic service and tier service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 5% of total revenues and the remaining 11% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Aurora System is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

         FRANCHISES. The Aurora System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Venture holds 9 franchises for the Aurora System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Venture has never had a franchise revoked. The Venture's franchise expiration dates range from October 1996 to November 2008. The Venture is currently negotiating the renewal of the 1 franchise that will expire prior to December 31, 1996, and the Managing General Partner has no reason to believe that such franchise will not be renewed in due course. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Venture, the Managing General Partner nor Intercable has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the Intercable will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The Managing General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the Intercable.

        The Managing General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by Intercable. Ameritech in the future may seek franchises in areas served by the Aurora System. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by Intercable.
Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by Intercable. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of Intercable's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

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

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide
11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise.
The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Aurora System's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on its business. The Aurora System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Aurora System is not significant. The Managing General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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

                              ITEM 2.  PROPERTIES

         The Aurora System was acquired by the Venture in May 1990. The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Aurora System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Aurora System operated approximately 700 miles of cable plant, passing approximately 69,500 homes, representing an approximate 63% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                                   At December 31,
                                                                   ----------------------------------------------
         AURORA SYSTEM                                             1995                 1994                 1993
         -------------                                             ----                 ----                 ----
         Monthly basic plus service rate                      $     22.58          $    21.08           $     21.08
         Basic subscribers                                         43,982              40,666                37,426
         Pay units                                                 25,938              27,856                28,283



                           ITEM 3.  LEGAL PROCEEDINGS

         None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 6,946.

ITEM 6. SELECTED FINANCIAL DATA


                                                                 For the Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                            1995             1994            1993           1992             1991
                                         -----------      -----------     -----------    -----------      -----------
Revenues                                 $16,860,900      $15,388,489     $15,196,068    $14,486,583      $13,196,389
Depreciation and Amortization             10,317,694       10,601,501      10,883,845     10,507,110       10,474,319
Operating Loss                            (5,411,813)      (5,888,186)     (5,816,179)    (5,481,821)      (6,105,858)
Minority Interest in Net Loss              3,154,893        3,061,563       2,836,367      2,827,893        3,178,872
Net Loss                                  (6,016,306)      (5,838,329)     (5,408,884)    (5,392,724)      (6,979,500)
Net Loss per Limited
  Partnership Unit                            (34.16)          (33.15)         (30.71)        (30.62)          (49.39)
Weighted Average Number of Limited
  Partnership Units Outstanding              174,343          174,343         174,343        174,343          139,901
General Partners' Deficit                   (355,984)        (295,821)       (237,438)      (183,349)        (129,422)
Limited Partners' Capital                  2,300,770        8,256,913      14,036,859     19,391,654       24,730,451
Total Assets                              51,448,914       57,752,046      64,595,970     73,796,057       80,534,496
Debt                                      45,909,122       43,566,064      41,604,580     43,678,543       41,825,847
Managing General Partner Advances            331,185          933,949       1,056,828        345,839          486,652


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       IDS/JONES GROWTH PARTNERS II, L.P.

RESULTS OF OPERATIONS

         All of the operations of IDS/Jones Growth Partners II, L.P. (the "Partnership"), a Colorado limited partnership, are represented exclusively by its 66 percent interest in IDS/Jones Joint Venture Partners (the "Venture"). Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its operations.

FINANCIAL CONDITION

         The Partnership owns a 66 percent interest in the Venture. The Partnership's interest in the Venture decreased $6,016,306 to $1,944,286 at December 31, 1995. This decrease represents the Partnership's proportionate share of losses generated by the Venture in 1995. Such losses are anticipated to continue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its financial condition.

                       IDS/JONES JOINT VENTURE PARTNERS

RESULTS OF OPERATIONS

         1995 Compared to 1994

         Revenues of the Venture's Aurora System totaled $16,860,900 in 1995 compared to $15,388,489 in 1994, an increase of $1,472,411, or approximately 10 percent. An increase in the number of basic subscribers accounted for approximately 57 percent of the increase in revenues. The number of basic subscribers totaled 43,982 at December 31, 1995 compared to 40,666 at December 31, 1994, an increase of 3,316, or approximately 8 percent. Basic service rate adjustments accounted for approximately 40 percent of the increase in revenues. The increase in revenues was partially offset by a decrease in premium service subscriptions. The number of premium service subscriptions decreased 1,918, or approximately 7 percent, to 25,938 at December 31, 1995 from 27,856 at December 31, 1994. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $9,809,178 in 1995 compared to $8,655,004 in 1994, an increase of $1,154,174, or approximately 13 percent. Operating expenses represented 58 percent of revenues in 1995 and 56 percent of revenues in 1994. Increases in programming fees, personnel expenses and office related expenses primarily accounted for the increase in operating expenses in 1995.
No other individual factor contributed significantly to the increase.

         Management and supervision fees and allocated overhead from the General Partners totaled $2,145,841 in 1995 compared to $2,020,170 in 1994, an increase of $125,671, or approximately 6 percent. The increase was primarily due to the increase in revenues, upon which such management and supervision fees are based.

         Depreciation and amortization expense totaled $10,317,694 in 1995 compared to $10,601,501 in 1994, a decrease of $283,807, or approximately 3 percent. The decrease was due to the maturation of a portion of the tangible asset base.

         Operating loss totaled $5,411,813 in 1995 compared to $5,888,186 in 1994, a decrease of $476,373, or approximately 8 percent. The decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $4,905,881 in 1995 compared to $4,713,315 in 1994, an increase of $192,566, or approximately 4 percent. The increase was due to the increase in revenues exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

         Interest expense totaled $3,767,376 in 1995 compared to $2,856,678 in 1994, an increase of $910,698, or approximately 32 percent. The increase was due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Consolidated loss totaled $9,171,199 in 1995 compared to $8,899,892 in 1994, an increase of $271,307, or approximately 3 percent. This increase was due to the factors discussed above.

         1994 Compared to 1993

         Revenues of the Venture increased $192,421, or approximately 1 percent, to $15,388,489 in 1994 from $15,196,068 in 1993. An increase in the subscriber base primarily accounted for the increase in revenues. Basic subscribers increased 3,240, or approximately 9 percent, from 37,426 at December 31, 1993 to 40,666 at December 31, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1993. No other individual factor was significant to the increase in revenues.

         Operating expenses increased $545,609, or approximately 7 percent, to $8,655,004 in 1994 from $8,109,395 in 1993. Operating expenses represented 53 percent of revenue in 1993 and 56 percent in 1994. Increases in programming expenses, due in part to the increase in the subscriber base, were primarily responsible for the increase in operating expenses. No other individual factors contributed significantly to the increase.

         Management and supervision fees and allocated overhead from the General Partners increased $1,163, less than 1 percent, to $2,020,170 in 1994 from $2,019,007 in 1993 due primarily to the increase in revenues, upon which management and supervision fees and allocated overhead are based. The increase was partially offset by a decrease in allocated expenses from the Managing General Partner resulting from a change in allocation methods effective December 1, 1993.

         Depreciation and amortization expense decreased $282,344, or approximately 3 percent, to $10,601,501 in 1994 from $10,883,845 in 1993 due to the maturation of a portion of the Venture's intangible asset base.

         Operating loss increased $72,007, or approximately 1 percent, to $5,888,186 in 1994 from $5,816,179 in 1993 due to the increases in operating expenses and management and supervision fees from the General Partners exceeding the increase in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization decreased $354,351, or approximately 7 percent, to $4,713,315 in 1994 from $5,067,666 in
1993 due to the increases in operating expenses and management and supervision fees from the General Partners exceeding the increase in revenues.

         Interest expense increased $606,572, or approximately 27 percent, to $2,856,678 in 1994 from $2,250,106 in 1993 due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Consolidated loss increased $654,641, or approximately 8 percent, to $8,899,892 in 1994 from $8,245,251 in 1993. This loss was due to the factors discussed above.

FINANCIAL CONDITION

         For the year ended December 31, 1995, the Venture generated net cash from operating activities totaling $1,583,254, which is available to fund capital expenditures and non-operating costs. During 1995, the Venture expended approximately $3,872,000 on capital expenditures. Approximately 50 percent of the expenditures related to plant extensions. Approximately 28 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for 1996 are approximately $4,061,000. Approximately 33 percent of the expenditures are for plant extensions. Approximately 13 percent of the expenditures are for construction of service drops to subscriber homes. Approximately 9 percent of the anticipated capital expenditures are for system rebuilds and upgrades. The remainder is for various enhancements in the Aurora System. Funding for the expenditures is expected to be provided by cash generated from operations and, if available, borrowings under the Venture's credit facility, as discussed below.

         On December 5, 1991, Jones Intercable, Inc. ("Intercable") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation has been repaid. See discussion below. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and Intercable have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of June 1994 on the Venture's then-outstanding term loan. This loan has been repaid. See discussion below. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not fully repaid, Intercable and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

         In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At December 31, 1995, $40,800,000 was
outstanding under this agreement, leaving $4,200,000 available for future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to Intercable the $1,000,000 advanced by Intercable to fund the Venture's June 1994 debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional $120,000 of principal plus interest on the $1,800,000 loan dated December 5, 1991, leaving $800,000 of principal remaining to be repaid on this loan. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to Intercable the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to Intercable the $1,406,647 subordinated advance.

         As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have 5 percent equity interest in the Venture, the Partnership has a 66 percent interest and IDS/Jones Growth Partners 89-B, Ltd. has a 24 percent interest. If any unpaid portion of the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

REGULATION AND LEGISLATION

         The Venture has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Aurora System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Venture effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture. See Item 1.

Item 8.  Financial Statements

                          IDS/JONES GROWTH PARTNERS II

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 and 1994


                                     INDEX



                                                                                                               Page
                                                                                                               -----
     Report of Independent Public Accountants                                                                   15

     Consolidated Balance Sheets                                                                                16

     Consolidated Statements of Operations                                                                      18

     Consolidated Statements of Partners' Capital (Deficit)                                                     19

     Consolidated Statements of Cash Flows                                                                      20

     Notes to Consolidated Financial Statements                                                                 21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of IDS/Jones Growth Partners II, L.P.:

We have audited the accompanying consolidated balance sheets of IDS/JONES GROWTH PARTNERS II, L.P. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                        /s/ ARTHUR ANDERSEN LLP

                                        ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 8, 1996.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                                   December 31,
                                                                                         -------------------------------

                     ASSETS                                                                  1995               1994
                     ------                                                              -------------      ------------
CASH                                                                                     $       6,803      $     57,284

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $49,993 and $50,993 at
  December 31, 1995 and 1994, respectively                                                     463,098           403,428

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                    38,380,661        34,508,868
  Less- accumulated depreciation                                                           (17,672,119)      (14,180,482)
                                                                                         -------------      ------------
                                                                                            20,708,542        20,328,386
  Franchise costs, net of accumulated amortization
    of $36,763,405 and $31,231,579 at December 31, 1995
    and 1994, respectively                                                                  21,803,716        27,335,542
  Subscriber lists, net of accumulated amortization
    of $6,020,842 and $4,951,136 at December 31, 1995
    and 1994, respectively                                                                   1,598,661         2,668,367
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $1,045,974 and $859,836 at December 31, 1995
    and 1994, respectively                                                                   6,465,397         6,651,535
                                                                                         -------------      ------------
         Total investment in cable television properties                                    50,576,316        56,983,830

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                                402,697           307,504
                                                                                         -------------      ------------
         Total assets                                                                    $  51,448,914      $ 57,752,046
                                                                                         =============      ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                                    December 31,
                                                                                          ------------------------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                           1995             1994
         -------------------------------------------                                      --------------    ------------

LIABILITIES:
  Debt                                                                                    $   45,909,122    $ 43,566,064
  Accounts payable-Managing General Partner                                                      331,185         933,949
  Accrued liabilities                                                                          2,315,455       1,195,393
  Subscriber prepayments                                                                          62,574          54,863
                                                                                          --------------    ------------
         Total liabilities                                                                    48,618,336      45,750,269
                                                                                          --------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN JOINT VENTURE                                                               885,792       4,040,685

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                              500             500
    Accumulated deficit                                                                         (356,484)       (296,321)
                                                                                          --------------    ------------
                                                                                                (355,984)       (295,821)
                                                                                          --------------    ------------
  Limited Partners-
    Net contributed capital (174,343 units
      outstanding at December 31, 1995 and 1994)                                              37,256,546      37,256,546
    Accumulated deficit                                                                      (34,955,776)    (28,999,633)
                                                                                          --------------    ------------
                                                                                               2,300,770       8,256,913
                                                                                          --------------    ------------
         Total liabilities and partners'
           capital (deficit)                                                              $   51,448,914    $ 57,752,046
                                                                                          ==============    ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                            1995                       1994                    1993
                                                       --------------             -------------            -------------
REVENUES                                               $   16,860,900             $  15,388,489            $  15,196,068

COSTS AND EXPENSES:
  Operating expenses                                        9,809,178                 8,655,004                8,109,395
  Management and supervision
    fees and allocated overhead
    from General Partners                                   2,145,841                 2,020,170                2,019,007
  Depreciation and amortization                            10,317,694                10,601,501               10,883,845
                                                       --------------             -------------            -------------
OPERATING LOSS                                             (5,411,813)               (5,888,186)              (5,816,179)
                                                       --------------             -------------            -------------
OTHER INCOME (EXPENSE):
  Interest expense                                         (3,767,376)               (2,856,678)              (2,250,106)
  Other, net                                                    7,990                  (155,028)                (178,966)
                                                       --------------             -------------            -------------
    Total other income (expense)                           (3,759,386)               (3,011,706)              (2,429,072)
                                                       --------------             -------------            -------------
CONSOLIDATED LOSS                                          (9,171,199)               (8,899,892)              (8,245,251)

MINORITY INTEREST IN CONSOLIDATED
  LOSS                                                      3,154,893                 3,061,563                2,836,367
                                                       --------------             -------------            -------------
NET LOSS                                               $   (6,016,306)            $  (5,838,329)           $  (5,408,884)
                                                       ==============             =============            =============
ALLOCATION OF NET LOSS:
  General Partners                                     $      (60,163)            $     (58,383)           $     (54,089)
                                                       ==============             =============            =============
  Limited Partners                                     $   (5,956,143)            $  (5,779,946)           $  (5,354,795)
                                                       ==============             =============            =============
NET LOSS PER LIMITED PARTNERSHIP
  UNIT                                                 $       (34.16)            $      (33.15)           $      (30.71)
                                                       ==============             =============            =============
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                               174,343                   174,343                  174,343
                                                       ==============             =============            =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                          Year Ended December 31,
                                                          -------------------------------------------------------
                                                             1995                 1994                  1993
                                                          ----------          ------------          -------------
GENERAL PARTNERS:
  Jones Cable Corporation
           Balance, beginning of year                     $ (147,911)         $   (118,719)         $     (91,675)
           Net loss for year                                 (30,081)              (29,192)               (27,044)
                                                          ----------          ------------          -------------

           Balance, end of year                           $ (177,992)         $   (147,911)         $    (118,719)
                                                          ==========          ============          =============

  IDS Cable II Corporation
           Balance, beginning of year                     $ (147,910)         $   (118,719)         $     (91,674)
           Net loss for year                                 (30,082)              (29,191)               (27,045)
                                                          ----------          ------------          -------------

           Balance, end of year                           $ (177,992)         $   (147,910)         $    (118,719)
                                                          ==========          ============          =============

  Total
           Balance, beginning of year                     $ (295,821)         $   (237,438)         $    (183,349)
           Net loss for year                                 (60,163)              (58,383)               (54,089)
                                                          ----------          ------------          -------------

           Balance, end of year                           $ (355,984)         $   (295,821)         $    (237,438)
                                                          ==========          ============          =============

LIMITED PARTNERS:
           Balance, beginning of year                     $8,256,913          $ 14,036,859          $  19,391,654
           Net loss for year                              (5,956,143)           (5,779,946)            (5,354,795)
                                                          ----------          ------------          -------------

           Balance, end of year                           $2,300,770          $  8,256,913          $  14,036,859
                                                          ==========          ============          =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                       -------------------------------------------------
                                                                           1995                1994              1993
                                                                       -------------       ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (6,016,306)      $ (5,838,329)     $(5,408,884)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation and amortization                                       10,317,694         10,601,501       10,883,845
      Minority interest in consolidated loss                              (3,154,893)        (3,061,563)      (2,836,367)
      Amortization of interest rate protection contract                       52,500             -                -
      Decrease (increase) in trade receivables                               (59,670)           (37,919)          15,099
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                 (81,080)          (156,732)          11,335
      Increase in trade accounts
        payable, accrued liabilities and
        subscriber prepayments                                             1,127,773            217,363          408,138
      Increase (decrease) in advances from
        Managing General Partner                                            (602,764)          (122,879)         710,989
                                                                       -------------       ------------      -----------

          Net cash provided by
           operating activities                                            1,583,254          1,601,442        3,784,155
                                                                       -------------       ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                 (3,871,793)        (3,587,639)      (2,997,575)
                                                                       -------------       ------------      -----------

          Net cash used in investing activities                           (3,871,793)        (3,587,639)      (2,997,575)
                                                                       -------------       ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 3,016,410         40,900,085           -
  Repayment of debt                                                         (673,352)       (38,938,601)      (2,073,963)
  Purchase of interest rate protection contract                             (105,000)                -                -
                                                                       -------------       ------------      -----------

          Net cash provided by (used in)
           financing activities                                            2,238,058          1,961,484       (2,073,963)
                                                                       -------------       ------------      -----------

Decrease in cash                                                             (50,481)           (24,713)      (1,287,383)

Cash, beginning of year                                                       57,284             81,997        1,369,380
                                                                       -------------       ------------      -----------

Cash, end of year                                                      $       6,803       $     57,284      $    81,997
                                                                       =============       ============      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                        $   2,974,550       $  2,516,358      $ 2,069,821
                                                                       =============       ============      ===========

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

         Formation of Joint Venture

         On May 30, 1990, the Partnership and IDS/Jones 89-B formed the Venture. The Partnership's offering closed on September 30, 1991 with limited partner subscriptions totaling $43,585,750, of which $37,592,709 was contributed to the Venture. In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, Intercable and IDS Management Corporation each made equity investments of $2,872,000 in the Venture under the joint venture agreement between the joint venture partners. Profits, losses, and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. In addition, on December 5, 1991, Intercable and IDS Management Corporation made subordinated loans to the Venture each in the principal amount of $1,800,000. See Note 5 for further information about the status of such loans. As a result of their equity contributions to the Venture described above, ownership percentages of the Venture are detailed below:

         The Partnership                        66%
         IDS/Jones 89-B                         24%
         Intercable                              5%
         IDS Management Corporation              5%
                                               ----
                                               100%

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

(2)      SUMMARY OF SIGIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             Franchise costs                                      5 years
             Subscriber lists                                     2 years
             Costs in excess of interests in
              net assets purchased                               35 years

         Revenue Recognition

         Subscriber prepayments will be initially deferred and recognized as revenue when earned.

         Reclassification

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         Management Fees, Supervision Fees, Distribution Ratios and
Reimbursements

         Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to Intercable during the years ended December 31, 1995, 1994 and 1993 were $843,045, $769,424 and $759,803, respectively.

         The Supervising General Partner participates in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid by the Venture to the Supervising General Partners during the years ended December 31, 1995, 1994 and 1993 were $84,305, $76,942 and $75,980, respectively.

         The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993 were $1,218,491, $1,173,804 and
$1,183,224, respectively. The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993.

         During 1995, the Venture was charged interest by Intercable at an average interest rate of 10.5 percent on amounts due Intercable and on the subordinated loans from Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable during the years ended December 31, 1995, 1994 and 1993 was $481,211, $386,257 and $192,746, respectively.

         The Venture was charged interest on the subordinated loans from IDS Management Corporation at an average interest rate of 7 percent, which approximated IDS Management Corporation's cost of borrowing. Total interest charged to the Venture by IDS Management Corporation during 1995, 1994, and 1993 was $120,970, $113,458 and $65,653, respectively.

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

         Payments to/from Affiliates for Programming Services

         The Venture receives programming from Product Information Network, Superaudio, Mind Extension University and Jones Computer Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $23,928, $23,558 and $22,627, respectively, in 1995, 1994 and 1993. Payments to Mind Extension University totaled $25,603, $21,347 and $13,168, respectively, in 1995, 1994 and 1993.
Payments to Jones Computer Network, which initiated service in 1994, totaled $51,138 and $12,421 in 1995 and 1994, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totaling $29,347 and $11,442 in 1995 and 1994, respectively.

(4)       PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                     1995                     1994
                                                                 ------------             ------------
                 Cable distribution systems                      $ 36,726,927             $ 33,009,001
                 Equipment and tools                                  661,881                  545,129
                 Office furniture and equipment                       290,671                  271,414
                 Vehicles                                             622,722                  604,864
                 Buildings                                             78,460                   78,460
                                                                 ------------             ------------

                                                                   38,380,661               34,508,868

                 Less- accumulated depreciation                   (17,672,119)             (14,180,482)
                                                                 ------------             ------------

                                                                 $ 20,708,542             $ 20,328,386
                                                                 ============             ============

(5)      DEBT

         Debt consists of the following:                                      December 31,
                                                                 -------------------------------------
                                                                     1995                     1994
                                                                 ------------              -----------
                 Lending institutions-
                   Revolving credit agreement                    $ 40,800,000              $38,300,000
                 Affiliated entities-
                   Subordinated loans                               5,006,647                5,126,647
                 Capital lease obligations                            102,475                  139,417
                                                                 ------------              -----------

                                                                 $ 45,909,122              $43,566,064
                                                                 ============              ===========

         On December 5, 1991, Jones Intercable, Inc. ("Intercable") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation has been repaid. See discussion below. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and Intercable have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of June 1994 on the Venture's then-outstanding term loan. This loan has been repaid. See discussion below. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not fully repaid, Intercable and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

         In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At December 31, 1995, $40,800,000 was
outstanding under this agreement, leaving $4,200,000 available for future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to Intercable the $1,000,000 advanced by Intercable to fund the Venture's June 1994 debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional $120,000 of principal plus interest on the $1,800,000 loan dated December 5,

1991, leaving $800,000 of principal remaining to be repaid on this loan. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to Intercable the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to Intercable the $1,406,647 subordinated advance.

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

         Installments due on debt principal for each of the five years in the period ending December 31, 2000 and thereafter, respectively, are: $5,037,389, $2,070,742, $4,110,743, $4,906,248, $6,120,000 and $23,664,000.

         At December 31, 1995, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)      COMMITMENTS AND CONTINGENCIES

         The Partnership has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Aurora System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $105,400, $60,313 and $106,840, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2000, and thereafter are as follows:

                   1996                         $  105,240
                   1997                             16,730
                   1998                             16,730
                   1999                             16,730
                   2000                              1,394
                Thereafter                            -
                                                ----------

                                                $  156,824
                                                ==========

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

Supplementary profit and loss information for the respective years is presented below:

                                                                               Year Ended December 31,
                                                                    ----------------------------------------------
                                                                       1995               1994            1993
                                                                    -----------        ----------      -----------
         Maintenance and repairs                                    $   152,338        $  133,849      $   115,863
                                                                    ===========        ==========      ===========

         Taxes, other than income and payroll taxes                 $    23,470        $   11,949      $    25,485
                                                                    ===========        ==========      ===========

         Advertising                                                $   374,340        $  423,866      $   346,457
                                                                    ===========        ==========      ===========

         Depreciation of property, plant and equipment              $ 3,491,637        $3,810,089      $ 3,467,318
                                                                    ===========        ==========      ===========

         Amortization of intangible assets                          $ 6,826,057        $6,791,412      $ 7,416,527
                                                                    ===========        ==========      ===========

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

         Name                     Age        Positions with the Managing General Partner
         ----                     ---        -------------------------------------------
         Glenn R. Jones           66         Chairman of the Board and Chief Executive Officer
         James B. O'Brien         46         President
         Kevin P. Coyle           44         Vice President of Finance
         Elizabeth M. Steele      44         Vice President and Secretary

         Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

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

         Ms. Elizabeth M. Steele has served as Secretary of the Managing General Partner since August 1987 and Vice President since February 1989. Ms. Steele joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc.

         Certain information concerning directors and executive officers of the Supervising General Partner is set forth below:

         Name                      Age         Positions with the Supervising General Partner
         ----                      ---         ----------------------------------------------
         Janis E. Miller           44          President and Director
         Morris Goodwin, Jr.       44          Vice President, Treasurer and Director
         Lori J. Larson            37          Vice President and Director
         Ronald W. Powell          51          Vice President
         Bradley C. Nelson         31          Vice President
         John M. Knight            43          Vice President

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

         Mr. Ronald W. Powell has held the position of Vice President and Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the American Express Financial Corporation law department since 1975.

         Mr. Bradley C. Nelson joined American Express Financial Corporation in 1991 as an Investment Department analyst following his graduation from Cornell University's Johnson Graduate School of Management where he earned an MBA with a concentration in finance.

         Mr. John M. Knight joined American Express Financial Corporation in July 1975. He is currently Controller-Variable Assets and charged with the overall finance responsibilities for Mutual Funds, Limited

Partnerships, Variable Annuities and Wealth Management Services. From 1981 to March 1994, he held a number of positions in the IDS Certificate Company, leading to Controller of that organization.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate cable television systems owned by the Venture. Such personnel are employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.


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

         The Managing General Partner charges the Partnership a management fee, and the Partnership reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner, are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable Corporation, charges the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership.

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

         Product Information Network ("PIN"), an affiliate of the Managing General Partner, provides advertising time for third parties on the Aurora System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Venture. During the year ended December 31, 1995, the Venture received revenues from PIN of $29,347.

         The activities of the Partnership are limited to its equity ownership in the Venture. The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                                   At December 31,
                                                                   ----------------------------------------------
                                                                   1995                 1994                 1993
                                                                   ----                 ----                 ----
         Management fees                                      $    843,045           $769,424              $759,803
         Supervision fees                                           84,305             76,942                75,980
         Allocation of expenses                                  1,218,491          1,173,804             1,183,224
         Interest expense on advances and loans from the
           Managing General Partner and Intercable                 481,211            386,257               258,399
         Interest expense re loan from IDS Management
           Corporation                                             120,970            113,458                65,653
         Amount of notes and advances outstanding                  331,185            933,949             1,056,828
         Highest amount of notes and advances outstanding          331,185          1,040,406             1,056,828
         Programming fees:
                 Superaudio                                         23,928             23,558                22,627
                 Mind Extension University                          25,603             21,347                13,168
                 Jones Computer Network                             51,138             12,421                   -0-

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. See index to financial statements for list of financial statements and exhibits thereto filed as part of this report.

         3.                The following exhibits are filed herewith:

              4.1 Limited Partnership Agreement for IDS/Jones Growth Partners 89-B, Ltd. (1)

             10.1.1 Copy of franchise and related documents granting a cable television system franchise for the City of Aurora, Illinois (IDS/Jones Joint Venture Partners).
                           (1)

             10.1.2 Copy of franchise and related documents granting a cable television system franchise for Kane County, Illinois (IDS/Jones Joint Venture Partners). (2)

             10.1.3 Resolution No. 91-49 dated March 12, 1991 of Kane County extending the term of the franchise. (2)

             10.1.4 Franchise Extension Agreement dated March 29, 1991 of Kane County extending the term of the franchise.
                           (2)

             10.1.5 Resolution No. 92-54 dated March 12, 1991 of Kane County extending the term of the franchise. (2)

             10.1.6 Ordinance No. 92-133 dated June 9, 1992 of Kane County renewing the franchise. (2)

             10.1.7 Copy of franchise and related documents granting a cable television system franchise for Kendall County, Illinois (IDS/Jones Joint Venture Partners).
                           (1)

             10.1.8 Copy of franchise and related documents granting a cable television system franchise for the Village of Montgomery, Illinois (IDS/Jones Joint Venture Partners). (1)

             10.1.9 Copy of franchise and related documents granting a cable television system franchise for the Village of North Aurora, Illinois (IDS/Jones Joint Venture Partners). (1)

             10.1.10 Copy of franchise and related documents granting a cable television system franchise for the Village of Oswego, Illinois (IDS/Jones Joint Venture Partners).
                           (1)

             10.1.11 Copy of franchise and related documents granting a cable television system franchise for the City of Plano, Illinois (IDS/Jones Joint Venture Partners).
                           (1)

             10.1.12 Copy of franchise and related documents granting a cable television system franchise for the City of Sandwich, Illinois (IDS/Jones Joint Venture Partners). (1)

             10.1.12 Copy of franchise and related documents granting a cable television system franchise for the Village of Yorkville, Illinois (IDS/Jones Joint Venture Partners). (1)

             10.2.1 Credit Agreement dated as of November 3, 1994 among the Venture, IDS/Jones 89-B, Growth Partners II and Shawmut Bank Connecticut, N.A., as agent for various lenders. (5)

             10.2.2 Two Promissory Notes both dated December 5, 1991, each in the principal amount of $1,800,000 from the Venture, payable to the order, respectively, of IDS Management Corporation and Jones Intercable, Inc.
                           (3)

             27            Financial Data Schedule

         __________

             (1) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1990.

             (2) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1992.

             (3) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1991.

             (5) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II, L.P. (Commission File No. 0-18133) for fiscal year ended December 31, 1994.

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

                                        IDS/JONES GROWTH PARTNERS II, L.P.
                                        a Colorado limited partnerships
                                        By   Jones Cable Corporation,
                                             their Managing General Partner


                                        By:  /s/ GLENN R. JONES
                                             ----------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and
Dated:  March 25, 1996                       Chief Executive Officer

                                        By   IDS Cable II Corporation,
                                             their Supervising General Partner


                                        By:  /s/ JANIS E. MILLER
                                             ----------------------------------
                                             Janis E. Miller
Dated:  March 25, 1996                       President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                        By:  /s/ GLENN R. JONES
                                             ----------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and
                                             Chief Executive Officer
Dated:  March 25, 1996                       (Principal Executive Officer)


                                        By:  /s/ KEVIN P. COYLE
                                             ----------------------------------
                                             Kevin P. Coyle
                                             Vice President/Finance
                                             (Principal Financial and
Dated:  March 25, 1996                       Accounting Officer)

              OFFICERS AND DIRECTORS OF IDS CABLE II CORPORATION:



                                        By: /s/ JANIS E. MILLER
                                            -----------------------------------
                                            Janis E. Miller
                                            President and Director
Dated:  March 25, 1996                      (Principal Executive Officer)


                                        By: /s/ MORRIS GOODWIN, JR.
                                            -----------------------------------
                                            Morris Goodwin, Jr.
                                            Vice President, Treasurer and
                                            Director (Principal Financial and
Dated:  March 25, 1996                      Accounting Officer)


                                        By: /s/ LORI J. LARSON
                                            -----------------------------------
                                            Lori J. Larson
Dated:  March 25, 1996                      Vice President and Director

                                 EXHIBIT INDEX


Exhibit
Number                         Exhibit Description                           Page
- -------                        -------------------                           ----
 4.1        Limited Partnership Agreement for IDS/Jones Growth Partners
            89-B, Ltd. (1)

10.1.1      Copy of franchise and related documents granting a cable
            television system franchise for the City of Aurora, Illinois
            (IDS/Jones Joint Venture Partners).  (1)

10.1.2      Copy of franchise and related documents granting a cable
            television system franchise for Kane County, Illinois
            (IDS/Jones Joint Venture Partners).  (2)

10.1.3      Resolution No. 91-49 dated March 12, 1991 of Kane County
            extending the term of the franchise.  (2)

10.1.4      Franchise Extension Agreement dated March 29, 1991 of Kane
            County extending the term of the franchise.  (2)

10.1.5      Resolution No. 92-54 dated March 12, 1991 of Kane County
            extending the term of the franchise.  (2)

10.1.6      Ordinance No. 92-133 dated June 9, 1992 of Kane County
            renewing the franchise.  (2)

10.1.7      Copy of franchise and related documents granting a cable
            television system franchise for Kendall County, Illinois
            (IDS/Jones Joint Venture Partners).  (1)

10.1.8      Copy of franchise and related documents granting a cable
            television system franchise for the Village of Montgomery,
            Illinois (IDS/Jones Joint Venture Partners).  (1)

10.1.9      Copy of franchise and related documents granting a cable
            television system franchise for the Village of North Aurora,
            Illinois (IDS/Jones Joint Venture Partners).  (1)

10.1.10     Copy of franchise and related documents granting a cable
            television system franchise for the Village of Oswego,
            Illinois (IDS/Jones Joint Venture Partners).  (1)

10.1.11     Copy of franchise and related documents granting a cable
            television system franchise for the City of Plano, Illinois
            (IDS/Jones Joint Venture Partners).  (1)

10.1.12     Copy of franchise and related documents granting a cable
            television system franchise for the City of Sandwich,
            Illinois (IDS/Jones Joint Venture Partners).  (1)

10.1.12     Copy of franchise and related documents granting a cable
            television system franchise for the Village of Yorkville,
            Illinois (IDS/Jones Joint Venture Partners).  (1)

10.2.1      Credit Agreement dated as of November 3, 1994 among the
            Venture, IDS/Jones 89-B, Growth Partners II and Shawmut Bank
            Connecticut, N.A., as agent for various lenders.  (5)


Exhibit
Number                         Exhibit Description                           Page
- -------                        -------------------                           ----
10.2.2      Two Promissory Notes both dated December 5, 1991, each in the principal amount of $1,800,000 from the Venture, payable to the order, respectively, of IDS Management Corporation and
            Jones Intercable, Inc.  (3)

27          Financial Data Schedule


__________

(1) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1990.

(2) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1992.

(3) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1991.

(5) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II, L.P. (Commission File No. 0-18133) for fiscal year ended December 31, 1994.