Form 10-Q
period 1996-03-31
IDS JONES GROWTH PARTNERS II L P
filed 1996-05-15
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act  of 1934
For the quarterly period ended March 31, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act  of 1934
For the transition period from to                   to
                                  -----------------    -------------------

                       Commission File Number:  0-18133


                       IDS/JONES GROWTH PARTNERS II, L.P.
- -------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                            #84-1060548
- -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                     ------------------------------------
                         Registrant's telephone number


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

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                      March 31,    December 31,
                         ASSETS                                         1996           1995
                         ------                                    -------------  -------------

CASH                                                               $     86,855   $      6,803

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of
    $46,993 and $49,993 at March 31, 1996 and December 31, 1995         447,060        463,098

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                             39,224,338     38,380,661
  Less - accumulated depreciation                                   (18,406,164)   (17,672,119)
                                                                   ------------   ------------

                                                                     20,818,174     20,708,542

  Franchise costs and other intangible assets, net of
    accumulated amortization of $45,589,773 at
    March 31, 1996 and $43,830,221 at
    December 31, 1995, respectively                                  28,108,222     29,867,774
                                                                   ------------   ------------

          Total investment in cable television properties            48,926,396     50,576,316

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                         444,208        402,697
                                                                   ------------   ------------

          Total assets                                             $ 49,904,519   $ 51,448,914
                                                                   ============   ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                   March 31,    December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                    1996           1995
       -------------------------------------------               -------------  -------------

LIABILITIES:
  Debt                                                           $ 45,398,028   $ 45,909,122
  Accounts payable - Managing General Partner                       1,556,731        331,185
  Accrued liabilities                                               2,163,402      2,315,455
  Subscriber prepayments                                               69,299         62,574
                                                                 ------------   ------------

            Total liabilities                                      49,187,460     48,618,336
                                                                 ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                    158,741        885,792
                                                                 ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                   500            500
    Accumulated deficit                                              (370,348)      (356,484)
                                                                 ------------   ------------

                                                                     (369,848)      (355,984)
                                                                 ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding at
      March 31, 1996 and December 31, 1995)                        37,256,546     37,256,546
    Accumulated deficit                                           (36,328,380)   (34,955,776)
                                                                 ------------   ------------

                                                                      928,166      2,300,770
                                                                 ------------   ------------

            Total liabilities and partners' capital (deficit)    $ 49,904,519   $ 51,448,914
                                                                 ============   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                                   For the Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------

REVENUES                                                           $ 4,445,486    $ 4,016,495

COSTS AND EXPENSES:
  Operating expenses                                                 2,599,332      2,345,384
  Management fees and allocated overhead from General Partners         524,567        537,441
  Depreciation and amortization                                      2,514,725      2,820,010
                                                                   -----------    -----------

OPERATING LOSS                                                      (1,193,138)    (1,686,340)
                                                                   -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                    (913,174)    (1,020,491)
  Other, net                                                            (7,207)        (3,571)
                                                                   -----------    -----------

            Total other income (expense), net                         (920,381)    (1,024,062)
                                                                   -----------    -----------

CONSOLIDATED LOSS                                                   (2,113,519)    (2,710,402)

MINORITY INTEREST IN CONSOLIDATED LOSS                                 727,051        932,378
                                                                   -----------    -----------

NET LOSS                                                           $(1,386,468)   $(1,778,024)
                                                                   ===========    ===========

ALLOCATION OF NET LOSS:
  General Partners                                                 $   (13,864)   $   (17,780)
                                                                   ===========    ===========

  Limited Partners                                                 $(1,372,604)   $(1,760,244)
                                                                   ===========    ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                              $     (7.87)   $    (10.10)
                                                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                    174,343        174,343
                                                                   ===========    ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                       For the Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                           1996           1995
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(1,386,468)   $(1,778,024)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                      2,514,725      2,820,010
      Minority interest in consolidated loss                              (727,051)      (932,378)
      Amortization of interest rate protection contract                     13,125         13,125
      Decrease in trade receivables                                         16,038         78,781
      Increase in deposits, prepaid expenses and other assets              (75,764)       (37,076)
      Increase (decrease) in accrued liabilities
        and subscriber prepayments                                        (145,328)        68,763
      Increase (decrease) in advances from Managing General Partner      1,225,546       (933,949)
                                                                        ----------     ----------

            Net cash provided by (used in) operating activities          1,434,823       (700,748)
                                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                 (843,677)      (633,278)
                                                                        ----------     ----------

            Net cash used in investing activities                         (843,677)      (633,278)
                                                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       -      1,500,000
  Repayment of debt                                                       (511,094)       (17,328)
  Purchase of interest rate protection contract                                  -       (105,000)
                                                                        ----------     ----------

            Net cash provided by (used in) financing activities           (511,094)     1,377,672
                                                                        ----------     ----------

Increase in cash                                                            80,052         43,646

Cash, beginning of period                                                    6,803         57,284
                                                                        ----------     ----------

Cash, end of period                                                    $    86,855    $   100,930
                                                                        ==========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                        $   853,606    $   177,122
                                                                        ==========     ==========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation ("the Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three month periods ended March 31, 1996 and 1995 were $222,274 and $200,825, respectively.

     IDS Cable II Corporation ("the Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three month periods ended March 31, 1996 and 1995 were $22,227 and $20,082, respectively.

     The Venture reimburses Jones Intercable, Inc.("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates of the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to JIC for allocated overhead and administrative expenses during the three month periods ended March 31, 1996 and 1995 were $280,066 and $316,534, respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three month periods ended March 31, 1996 and 1995.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     The Partnership owns a 66 percent interest in the Venture. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34 percent minority interest in the Venture. The Venture owns the cable television system serving certain areas in and around Aurora, Illinois.

     For the three months ended March 31, 1996, the Venture generated net cash from operating activities totaling $1,434,823, which is available to fund capital expenditures and non-operating costs. During the first three months of 1996, the Venture expended approximately $844,000 on capital expenditures. Approximately 45 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 35 percent of the expenditures related to plant extensions. The remainder of the expenditures were used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $3,216,000. Approximately 36 percent of the expenditures are for construction of service drops to subscriber homes. Approximately 33 percent of the anticipated capital expenditures are for plant extensions. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     On December 5, 1991, JIC made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. Over half of the $1,800,000 loan from IDS Management Corporation has been repaid. The loans from JIC and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and JIC have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not repaid, JIC and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

     The Venture is a party to a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At March 31, 1996, $40,300,000 was outstanding under this agreement, leaving $4,700,000 available for future needs of the Venture, subject to certain financial covenants. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of March 31, 1996 and 1995 were 7.52 percent and 8.11 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 subordinated advance.

     As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 66 percent interest and IDS/Jones Growth Partners 89-B, Ltd. has a 24 percent interest. If the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

REGULATION AND LEGISLATION
- --------------------------

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

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture.


RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Venture's Aurora System totaled $4,445,486 in the first quarter of 1996 compared to $4,016,495 in the first quarter of 1995, an increase of $428,991, or approximately 11 percent. An increase in the number of basic subscribers accounted for approximately 49 percent of the increase in revenues. The number of basic subscribers totaled 44,737 at March 31, 1996 compared to 41,667 at March 31, 1995, an increase of 3,070, or approximately 7 percent. Basic service rate adjustments accounted for approximately 29 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses totaled $2,599,332 for the three month period ended March 31, 1996 compared to $2,345,384 for the similar 1995 period, an increase of $253,948, or approximately 11 percent. Operating expenses represented 58 percent of revenues for the three month periods ended March 31, 1996 and 1995, respectively. Increases in programming fees accounted for approximately 69 percent of the increase in operating expenses and were due in part to the increase in the subscriber base. No other individual factor contributed significantly to the increase.

     Management and supervision fees and allocated overhead from the General Partners totaled $524,567 for the three month period ended March 31, 1996 compared to $537,441 for the similar 1995 period, a decrease of $12,874, or approximately 2 percent. The decrease was due to a decrease in allocated expenses from JIC.

     Depreciation and amortization expense totaled $2,514,725 for the first three months of 1996 compared to $2,820,010 for the first three months of 1995, a decrease of $305,285, or approximately 11 percent. The decrease was due to the maturation of a portion of the tangible asset base.

     Operating loss totaled $1,193,138 for the three month period ended March 31, 1996 compared to $1,686,340 for the similar 1995 period, a decrease of $493,202, or approximately 29 percent. The decrease was due to the increase in revenues and the decreases in depreciation and amortization expense and management and supervision fees and allocated overhead from the General Partners exceeding the increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $1,321,587 at March 31, 1996 compared to $1,133,670 in 1995, an increase of $187,917, or approximately 17 percent. The increase was due to the increase in revenues and the decrease in management and supervision fees and allocated overhead from the General Partners exceeding the increases in operating expenses.

     Interest expense totaled $913,174 for the three months ended March 31, 1996 compared to $1,020,491 for the comparable 1995 period, a decrease of $107,317, or approximately 11 percent. The decrease was due to lower effective interest rates on interest bearing obligations.

     Net loss totaled $2,113,519 for the three months ended March 31, 1996 compared to $2,710,402 for the comparable 1995 period, a decrease of $596,883, or approximately 22 percent. This decrease was due to the factors discussed above and the losses are expected to continue.

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


                                  IDS/JONES GROWTH PARTNERS II, L.P.
                                  BY:  JONES CABLE CORPORATION
                                       its Managing General Partner



                                  By:  /S/ Kevin P. Coyle
                                       -----------------------------
                                       Kevin P. Coyle
                                       Group Vice President/Finance
                                       (Principal Financial Officer)


Dated:  May 13, 1996