Form 10-Q
period 1996-06-30
IDS JONES GROWTH PARTNERS II L P
filed 1996-08-14
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____.


                       Commission File Number:  0-18133


                      IDS/JONES GROWTH PARTNERS II, L.P.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                             #84-1060548
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


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

Yes  X                                                                    No
    ---                                                                      ---

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                       June 30,     December 31,
                           ASSETS                                        1996           1995
                           ------                                   -------------  -------------

CASH                                                                 $    101,071   $      6,803

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $123,459 and $49,993 at June 30, 1996 and December 31,
  1995, respectively                                                      489,691        463,098

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               40,312,953     38,380,661
  Less - accumulated depreciation                                     (19,139,383)   (17,672,119)
                                                                     ------------   ------------

                                                                       21,173,570     20,708,542

  Franchise costs and other intangible assets, net of accumulated amortization of $47,208,919 at June 30, 1996 and $43,830,221
    at December 31, 1995, respectively                                 26,489,076     29,867,774
                                                                     ------------   ------------

          Total investment in cable television properties              47,662,646     50,576,316

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           319,470        402,697
                                                                     ------------   ------------

          Total assets                                               $ 48,572,878   $ 51,448,914
                                                                     ============   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                 June 30,     December 31,
                                                                   1996           1995
                                                               -------------  -------------
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
       -------------------------------------------
LIABILITIES:
  Debt                                                         $ 47,415,087   $ 45,909,122
  Accounts payable - Managing General Partner                             -        331,185
  Accrued liabilities                                             2,298,157      2,315,455
  Subscriber prepayments                                             67,103         62,574
                                                               ------------   ------------

          Total liabilities                                      49,780,347     48,618,336
                                                               ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                 (503,296)       885,792
                                                               ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                 500            500
    Accumulated deficit                                            (382,974)      (356,484)
                                                               ------------   ------------

                                                                   (382,474)      (355,984)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at June 30, 1996 and December 31, 1995)                   37,256,546     37,256,546
    Accumulated deficit                                         (37,578,245)   (34,955,776)
                                                               ------------   ------------

                                                                   (321,699)     2,300,770
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 48,572,878   $ 51,448,914
                                                               ============   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                           For the Three Months Ended    For the Six Months Ended
                                                    June 30,                     June 30,
                                           --------------------------    ------------------------
                                              1996           1995           1996          1995
                                          -------------  -------------  ------------  ------------
REVENUES                                   $ 4,596,553    $ 4,284,920   $ 9,042,039   $ 8,301,415

COSTS AND EXPENSES:
  Operating expenses                         2,656,239      2,535,660     5,255,571     4,881,044
  Management fees and allocated
    overhead from General Partners             567,890        514,168     1,092,457     1,051,609
  Depreciation and amortization              2,373,495      2,585,899     4,888,220     5,405,909
                                           -----------    -----------   -----------   -----------

OPERATING LOSS                              (1,001,071)    (1,350,807)   (2,194,209)   (3,037,147)
                                           -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                            (916,080)      (873,517)   (1,829,254)   (1,894,008)
  Other, net                                    (7,377)       (35,732)      (14,584)      (39,303)
                                           -----------    -----------   -----------   -----------

     Total other income (expense), net        (923,457)      (909,249)   (1,843,838)   (1,933,311)
                                           -----------    -----------   -----------   -----------

CONSOLIDATED LOSS                           (1,924,528)    (2,260,056)   (4,038,047)   (4,970,458)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                            662,037        777,460     1,389,088     1,709,838
                                           -----------    -----------   -----------   -----------

NET LOSS                                   $(1,262,491)   $(1,482,596)  $(2,648,959)  $(3,260,620)
                                           ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners                         $   (12,626)   $   (14,826)  $   (26,490)  $   (32,606)
                                           ===========    ===========   ===========   ===========

  Limited Partners                         $(1,249,865)   $(1,467,770)  $(2,622,469)  $(3,228,014)
                                           ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                         $     (7.17)   $     (8.42)  $    (15.04)  $    (18.52)
                                           ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                  174,343        174,343       174,343       174,343
                                           ===========    ===========   ===========   ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                             For the Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                1996          1995
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(2,648,959)  $(3,260,620)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                           4,888,220     5,405,909
      Minority interest in consolidated loss                 (1,389,088)   (1,709,838)
      Amortization of interest rate protection contract          26,250        26,250
      Decrease (increase) in trade receivables                  (26,593)       63,508
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                     14,719       (60,444)
      Increase (decrease) in accrued liabilities and
        subscriber prepayments                                  (12,769)      671,015
      Decrease in advances from Managing General Partner       (331,185)     (785,316)
                                                            -----------   -----------

          Net cash provided by operating activities             520,595       350,464
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (1,932,292)   (1,409,339)
                                                            -----------   -----------

          Net cash used in investing activities              (1,932,292)   (1,409,339)
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    2,029,712     2,000,000
  Repayment of debt                                            (523,747)     (650,587)
  Purchase of interest rate protection contract                       -      (105,000)
                                                            -----------   -----------

          Net cash provided by financing activities           1,505,965     1,244,413
                                                            -----------   -----------

Increase in cash                                                 94,268       185,538

Cash, beginning of period                                         6,803        57,284
                                                            -----------   -----------

Cash, end of period                                         $   101,071   $   242,822
                                                            ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $ 1,662,544   $ 1,341,508
                                                            ===========   ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture") including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation ("the Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three and six month periods ended June 30, 1996 were $229,828 and $452,102, respectively, compared to $214,246 and $415,071, respectively, for the three and six month periods ended June 30, 1995.

     IDS Cable II Corporation ("the Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and six month periods ended June 30, 1996 were $22,983 and $45,210, respectively, compared to $21,425 and $41,507, respectively, for the three and six month periods ended June 30, 1995.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates of the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to JIC for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1996 were $315,079 and $595,145, respectively, compared to $278,497 and $595,031, respectively, for the three and six month periods ended June 30, 1995. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1996 and 1995.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

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

     It is JIC's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Managing General Partner has begun to solicit buyers for the Venture's Aurora System. There is no assurance as to the timing or terms of any sale.

     For the six months ended June 30, 1996, the Venture generated net cash from operating activities totaling $520,595, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, the Venture expended approximately $1,932,000 on capital expenditures. Approximately 41 percent of the expenditures related to plant extensions. Approximately 40 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $2,128,000. Approximately 35 percent of the expenditures are for construction of service drops to subscriber homes. Approximately 26 percent of the expenditures are for plant extensions. These capital expenditures are necessary to maintain the value of the Venture's Aurora System. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

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

     The Venture is a party to a revolving credit and term loan agreement with two commercial banks. This credit facility has a maximum amount available of $45,000,000. At June 30, 1996, $42,300,000 was outstanding under this agreement, leaving $2,700,000 available for future needs of the Venture, subject to certain financial covenants. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of June 30, 1996 and 1995 were 7.53 percent and 8.11 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS

Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 subordinated advance.

     As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 66 percent interest and IDS/Jones Growth Partners 89-B, Ltd. has a 24 percent interest. If the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Venture's Aurora System totaled $4,596,553 for the three month period ended June 30, 1996 compared to $4,284,920 for the comparable 1995 period, an increase of $311,633, or approximately 7 percent. An increase in basic service revenues primarily accounted for the increase in revenues for the three month period ended June 30, 1996. Increases in the number of basic service subscribers accounted for approximately 54 percent of the increase in basic service revenues for the three months and basic service rate adjustments accounted for approximately 46 percent of the increase in basic service revenues. Revenues totaled $9,042,039 for the six months ended June 30, 1996 compared to $8,301,415 for the comparable 1995 period, an increase of $740,624, or approximately 9 percent. An increase in basic service revenues primarily accounted for the increase in revenues for the six month period. Increases in the number of basic service subscribers accounted for approximately 53 percent of the increase in basic service revenues for the six month periods and basic service rate adjustments accounted for approximately 47 percent of the increase in basic service revenues. The number of basic service subscribers totaled 45,548 at June 30, 1996 compared to 42,460 at June 30, 1995, an increase of 3,088, or approximately 7 percent. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses totaled $2,656,239 for the three month period ended June 30, 1996 compared to $2,535,660 for the comparable 1995 period, an increase of $120,579, or approximately 5 percent. Operating expenses totaled $5,255,571 for the six months ended June 30, 1996 compared to $4,881,044 for the comparable 1995 period, an increase of $374,527, or approximately 8 percent. Operating expenses represented 58 percent and 59 percent, respectively, of revenues for the three month periods ended June 30, 1996 and 1995, and 58 percent and 59 percent, respectively, for the six month periods ended June 30, 1996 and 1995. Increases in programming fees, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and six month periods. No other individual factors contributed significantly to the increase.

     Management fees and supervision fees and allocated overhead from the General Partners totaled $567,890 for the three month period ended June 30, 1996 compared to $514,168 for the comparable 1995 period, an increase of $53,722, or approximately 10 percent. Management fees and supervision fees and allocated overhead from the General Partners totaled $1,092,457 for the six months ended June 30, 1996 compared to $1,051,609 for the comparable 1995 period, an increase of $40,848, or approximately 4 percent. The increases for the three and six month periods were due to the increases in revenues, upon which management fees and supervision fees are based.

     Depreciation and amortization expense totaled $2,373,495 for the three month period ended June 30, 1996 compared to $2,585,899 for the comparable 1995 period, a decrease of $212,404, or approximately 8 percent. Depreciation and amortization expense totaled $4,888,220 for the six months ended June 30, 1996 compared to $5,405,909 for the comparable 1995 period, a decrease of $517,689, or approximately 10 percent. These decreases were due to the maturation of a portion of the tangible asset base.

     Operating loss totaled $1,001,071 for the three month period ended June 30, 1996 compared to $1,350,807 for the similar 1995 period, a decrease of $349,736, or approximately 26 percent. Operating loss totaled $2,194,209 for the six months ended June 30, 1996 compared to $3,037,147 in 1995, a decrease of $842,938, or approximately 28 percent. The decreases for the three and six month periods were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense totaled $1,372,424 for the three month period ended June 30, 1996 compared to $1,235,092 for the comparable 1995 period, an increase of $137,332, or approximately 11 percent. Operating income before depreciation and amortization expense totaled $2,694,011 for the six months ended June 30, 1996 compared to $2,368,762 for the comparable 1995 period, an increase of $325,249, or approximately 14 percent. The increases for the three and six month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     Interest expense totaled $916,080 for the three month period ended June 30, 1996 compared to $873,517 for the comparable 1995 period, an increase of $42,563, or approximately 5 percent. The increase was due to higher outstanding balances on interest bearing obligations. Interest expense totaled $1,829,254 for the six months ended June 30, 1996 compared to $1,894,008 for the comparable 1995 period, a decrease of $64,754, or approximately 3 percent. The decrease was due to lower effective interest rates.

     Consolidated loss totaled $1,924,528 for the three month period ended June 30, 1996 compared to $2,260,056 for the comparable 1995 period, a decrease of $335,528, or approximately 15 percent. Consolidated loss totaled $4,038,047 for the six months ended June 30, 1996 compared to $4,970,458 for the comparable 1995 period, a decrease of $932,411, or approximately 19 percent. The decreases were due to the factors discussed above and such losses are expected to continue.

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


Dated:  August 14, 1996