Form 10-Q
period 1996-09-30
IDS JONES GROWTH PARTNERS II L P
filed 1996-11-13
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996.
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to              .
                               ------------    -------------

                        Commission File Number:  0-18133


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                         September 30,   December 31,
                           ASSETS                                            1996           1995
                          -------                                       --------------  -------------

CASH                                                                      $    100,794   $      6,803

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $144,041 and $49,993 at September 30, 1996 and December 31,
  1995, respectively                                                           452,660        463,098

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    41,645,276     38,380,661
  Less - accumulated depreciation                                          (19,870,952)   (17,672,119)
                                                                          ------------   ------------

                                                                            21,774,324     20,708,542

  Franchise costs and other intangible assets, net of accumulated amortization of $48,913,405 and $43,830,221 at September 30, 1996
    and December 31, 1995, respectively                                     24,784,590     29,867,774
                                                                          ------------   ------------

          Total investment in cable television properties                   46,558,914     50,576,316

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                329,664        402,697
                                                                          ------------   ------------

          Total assets                                                    $ 47,442,032   $ 51,448,914
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                               September 30,      December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1996               1995
     -------------------------------------------             ----------------  -----------------


LIABILITIES:
  Debt                                                         $ 45,603,496   $ 45,909,122
  Accounts payable - Managing General Partner                       346,451        331,185
  Accrued liabilities                                             4,713,467      2,315,455
  Subscriber prepayments                                             63,624         62,574
                                                               ------------   ------------

          Total liabilities                                      50,727,038     48,618,336
                                                               ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                               (1,217,969)       885,792
                                                               ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                 500            500
    Accumulated deficit                                            (396,602)      (356,484)
                                                               ------------   ------------

                                                                   (396,102)      (355,984)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at September 30, 1996 and December 31, 1995)              37,256,546     37,256,546
    Accumulated deficit                                         (38,927,481)   (34,955,776)
                                                               ------------   ------------

                                                                 (1,670,935)     2,300,770
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 47,442,032   $ 51,448,914
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                            For the Three Months Ended    For the Nine Months Ended
                                                  September 30,                 September 30,
                                           ----------------------------  ---------------------------
                                               1996           1995           1996           1995
                                           -------------  -------------  -------------  ------------

REVENUES                                    $ 4,600,144    $ 4,247,004    $13,642,183   $12,548,419

COSTS AND EXPENSES:
  Operating expenses                          2,678,295      2,453,694      7,933,866     7,334,738
  Management fees and allocated
    overhead from General Partners              529,174        526,279      1,621,631     1,577,888
  Depreciation and amortization               2,457,184      2,466,310      7,345,404     7,872,219
                                            -----------    -----------    -----------   -----------

OPERATING LOSS                               (1,064,509)    (1,199,279)    (3,258,718)   (4,236,426)
                                            -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                             (952,771)      (908,219)    (2,782,025)   (2,802,227)
  Other, net                                    (60,257)        34,197        (74,841)       (5,106)
                                            -----------    -----------    -----------   -----------

      Total other income (expense), net      (1,013,028)      (874,022)    (2,856,866)   (2,807,333)
                                            -----------    -----------    -----------   -----------

CONSOLIDATED LOSS                            (2,077,537)    (2,073,301)    (6,115,584)   (7,043,759)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                             714,673        713,215      2,103,761     2,423,053
                                            -----------    -----------    -----------   -----------

NET LOSS                                    $(1,362,864)   $(1,360,086)   $(4,011,823)  $(4,620,706)
                                            ===========    ===========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners                          $   (13,628)   $   (13,601)   $   (40,118)  $   (46,207)
                                            ===========    ===========    ===========   ===========

  Limited Partners                          $(1,349,236)   $(1,346,485)   $(3,971,705)  $(4,574,499)
                                            ===========    ===========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $(7.74)        $(7.72)       $(22.78)      $(26.24)
                                            ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                   174,343        174,343        174,343       174,343
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     1996           1995
                                                                 -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(4,011,823)  $(4,620,706)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                 7,345,404     7,872,219
      Minority interest in consolidated loss                       (2,103,761)   (2,423,053)
      Amortization of interest rate protection contract                39,375        39,375
      Decrease in trade receivables                                    10,438        15,258
      Increase in deposits, prepaid expenses and
        deferred charges                                              (29,729)      (46,658)
      Increase in accrued liabilities and subscriber
        prepayments                                                 2,399,062       579,406
      Increase (decrease) in advances from
        Managing General Partner                                       15,266      (933,949)
                                                                  -----------   -----------

          Net cash provided by operating activities                 3,664,232       481,892
                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (3,264,615)   (2,667,566)
                                                                  -----------   -----------

          Net cash used in investing activities                    (3,264,615)   (2,667,566)
                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          2,729,712     3,000,000
  Repayment of debt                                                (3,035,338)     (662,258)
  Purchase of interest rate protection contract                             -      (105,000)
                                                                  -----------   -----------

          Net cash provided by (used in) financing activities        (305,626)    2,232,742
                                                                  -----------   -----------

Increase in cash                                                       93,991        47,068

Cash, beginning of period                                               6,803        57,284
                                                                  -----------   -----------

Cash, end of period                                               $   100,794   $   104,352
                                                                  ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $ 2,460,629   $ 2,161,139
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture") including the cable television systems serving the areas in and around Aurora, Illinois, reduced by the minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three and nine month periods ended September 30, 1996 were $230,007 and $682,109, respectively, compared to $212,350 and $627,421, respectively, for the three and nine month periods ended September 30, 1995.

     IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and nine month periods ended September 30, 1996 were $23,001 and $68,211, respectively, compared to $21,235 and $62,742, respectively, for the three and nine month periods ended September 30, 1995.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates of the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to JIC for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1996 were $276,166 and $871,311, respectively, compared to $292,694 and $887,725, respectively, for the three and nine month periods ended September 30, 1995.
The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1996 and 1995.

(3) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 66 percent interest in the Venture. The Venture owns the cable television system serving certain areas in and around Aurora, Illinois (the "Aurora System"). The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34 percent minority interest in the Venture. The Partnership's share of losses generated by the Venture has exceeded the Partnership's initial investment in the Venture; therefore, the Partnership's minority interest in the Venture has a negative balance.

     It is JIC's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Aurora System, along with other Chicago-area systems owned or managed by JIC and its affiliates, was recently marketed for sale. The deadline set by JIC for receipt of indications of interest for the Aurora System from prospective buyers was October 15, 1996. JIC did not receive any offer for the Aurora System. The Managing General Partner will continue to explore other alternatives for sale; however, no specific plans have yet been determined. There is no assurance as to the timing or terms of any sale.

     For the nine months ended September 30, 1996, the Venture generated net cash from operating activities totaling $3,664,232, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1996, the Venture expended approximately $3,265,000 on capital expenditures. Approximately 46 percent of the expenditures related to plant extensions. Approximately 38 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $870,000. Approximately 72 percent of the anticipated expenditures are for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Venture's Aurora System. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, borrowings from the Venture's credit facility.

     On December 5, 1991, JIC made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. Of the $1,800,000 loan from IDS Management Corporation, $1,000,000 has been repaid.
The loans from JIC and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and JIC have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not repaid, JIC and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

     The Venture is a party to a revolving credit and term loan agreement with two commercial banks. This credit facility has a maximum amount available of $45,000,000. At September 30, 1996, $40,500,000 was outstanding under this agreement, leaving $4,500,000 available for future needs of the Venture, subject to certain financial covenants. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments; however, the General Partner intends to amend the credit facility to extend the revolving period for an additional year. Interest on the credit facility is at the Venture's option of the Prime Rate plus .75 percent, the London Interbank Offered Rate plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of

September 30, 1996 and 1995 were 7.59 percent and 7.73 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 subordinated advance.

     As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 66 percent interest and IDS/Jones Growth Partners 89-B, Ltd. has a 24 percent interest. If the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $353,140, or approximately 8 percent, to $4,600,144 for the three month period ended September 30, 1996 compared to $4,247,004 for the comparable 1995 period. Revenues increased $1,093,764, or approximately 9 percent, to $13,642,183 for the nine months ended September 30, 1996 compared to $12,548,419 for the comparable 1995 period. An increase in basic service revenues primarily accounted for the increases in revenues for the three and nine month periods ended September 30, 1996. Increases in the number of basic service subscribers accounted for approximately 54 percent and 53 percent, respectively, of the increases in basic service revenues for the three and nine month periods. Basic service rate adjustments accounted for approximately 46 percent and 47 percent, respectively, of the increase in basic service revenues for the three and nine month periods. The number of basic service subscribers increased 2,918, or approximately 7 percent, to 45,889 at September 30, 1996 compared to 42,971 at September 30, 1995. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $224,601, or approximately 9 percent, to $2,678,295 for the three month period ended September 30, 1996 compared to $2,453,694 for the comparable 1995 period. Operating expenses increased $599,128, or approximately 8 percent, to $7,933,866 for the nine months ended September 30, 1996 compared to $7,334,738 for the comparable 1995 period. Operating expenses represented approximately 58 percent of revenues for the three and nine month periods ended September 30, 1996 and 1995. Increases in programming fees, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and nine month periods. No other individual factors contributed significantly to the increase.

     Management fees and supervision fees and allocated overhead from the General Partners increased $2,895, or less than 1 percent, to $529,174 for the three month period ended September 30, 1996 compared to $526,279 for the comparable 1995 period. Management fees and supervision fees and allocated overhead from the General Partners increased $43,743, or approximately 3 percent, to $1,621,631 for the nine months ended September 30, 1996 compared to $1,577,888 for the comparable 1995 period. The increases for the three and nine month periods were due to the increases in management fees and supervision fees, which increases were due to the increases in revenues, upon which management fees and supervision fees are based.

     Depreciation and amortization expense decreased $9,126, or less than 1 percent, to $2,457,184 for the three month period ended September 30, 1996 compared to $2,466,310 for the comparable 1995 period. Depreciation and amortization expense decreased $526,815, or approximately 7 percent, to $7,345,404 for the nine months ended September 30, 1996 compared to $7,872,219 for the comparable 1995 period. These decreases were due to the maturation of a portion of the tangible asset base.

     Operating loss decreased $134,770, or approximately 11 percent, to $1,064,509 for the three month period ended September 30, 1996 compared to $1,199,279 for the similar 1995 period. Operating loss decreased $977,708, or approximately 23 percent, to $3,258,718 for the nine months ended September 30, 1996 compared to $4,236,426 in 1995. The decreases for the three and nine month periods were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $125,644, or approximately 10 percent, to $1,392,675 for the three month period ended September 30, 1996 compared to $1,267,031 for the comparable 1995 period. Operating income before depreciation and amortization expense increased $450,893, or approximately 12 percent, to $4,086,686 for the nine months ended September 30, 1996 compared to $3,635,793 for the comparable 1995 period. The increases for the three and nine month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     Interest expense increased $44,552, or approximately 5 percent, to $952,771 for the three month period ended September 30, 1996 compared to $908,219 for the comparable 1995 period. This increase was due to higher outstanding balances on interest bearing obligations. Interest expense decreased $20,202, or less than 1 percent, to $2,782,025 for the nine months ended September 30, 1996 compared to $2,802,227 for the comparable 1995 period. This decrease was due to lower effective interest rates.

     Consolidated loss decreased $4,236, or less than 1 percent, to $2,077,537 for the three month period ended September 30, 1996 compared to $2,073,301 for the comparable 1995 period. Consolidated loss decreased $928,175, or approximately 13 percent, to $6,115,584 for the nine months ended September 30, 1996 compared to $7,043,759 for the comparable 1995 period. These decreases were due to the factors discussed above. Such losses are expected to continue.

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

                                         IDS/JONES GROWTH PARTNERS II, L.P.
                                         BY:  JONES CABLE CORPORATION
                                              its Managing General Partner


                                         By:   /S/ Kevin P. Coyle
                                               --------------------------------
                                               Kevin P. Coyle
                                               Group Vice President/Finance
                                               (Principal Financial Officer)


Dated:  November 13, 1996