Form 10-Q
period 1997-06-30
IDS JONES GROWTH PARTNERS II L P
filed 1997-08-12
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.


                        Commission File Number:  0-18133



                      IDS/JONES GROWTH PARTNERS II, L.P.
------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                           #84-1060548
------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D.#


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                       June 30,     December 31,
                    ASSETS                                               1997           1996
                    ------                                           ------------   ------------

CASH                                                                 $    120,370   $     39,236

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $104,792 and $183,205 at June 30, 1997 and December 31,
  1996, respectively                                                      205,833        486,278

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               44,351,546     42,616,023
  Less - accumulated depreciation                                     (22,003,405)   (20,360,651)
                                                                     ------------   ------------

                                                                       22,348,141     22,255,372

  Franchise costs and other intangible assets, net of accumulated amortization of $53,669,858 and $50,617,891 at June 30, 1997
    and December 31, 1996, respectively                                20,028,137     23,080,104
                                                                     ------------   ------------

         Total investment in cable television properties               42,376,278     45,335,476

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           479,953        397,014
                                                                     ------------   ------------

         Total assets                                                $ 43,182,434   $ 46,258,004
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                            June 30,     December 31,
                                                              1997           1996
                                                          -------------  ------------

         LIABILITIES AND PARTNERS' DEFICIT
         ---------------------------------

LIABILITIES:
  Debt                                                    $ 48,708,185   $ 48,693,134
  Managing General Partner advances                            302,301        398,507
  Accrued liabilities                                        3,146,881      2,649,331
  Subscriber prepayments                                        58,820         64,694
                                                          ------------   ------------

         Total liabilities                                  52,216,187     51,805,666
                                                          ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                          (3,195,539)    (1,996,323)
                                                          ------------   ------------

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                            500            500
    Accumulated deficit                                       (434,314)      (411,445)
                                                          ------------   ------------

                                                              (433,814)      (410,945)
                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at June 30, 1997 and December 31, 1996)              37,256,546     37,256,546
    Accumulated deficit                                    (42,660,946)   (40,396,940)
                                                          ------------   ------------

                                                            (5,404,400)    (3,140,394)
                                                          ------------   ------------

         Total liabilities and partners' deficit          $ 43,182,434   $ 46,258,004
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                          For the Three Months Ended    For the Six Months Ended
                                                   June 30,                     June 30,
                                         ---------------------------  ---------------------------
                                             1997           1996           1997          1996
                                         -------------  -------------  ------------  ------------

REVENUES                                  $ 4,929,109    $ 4,596,553   $ 9,641,555   $ 9,042,039

COSTS AND EXPENSES:
  Operating expenses                        2,694,604      2,656,239     5,400,456     5,255,571
  Management fees and allocated
    overhead from General Partners            519,121        567,890     1,090,031     1,092,457
  Depreciation and amortization             2,349,158      2,386,034     4,798,663     4,906,982
                                          -----------    -----------   -----------   -----------

OPERATING LOSS                               (633,774)    (1,013,610)   (1,647,595)   (2,212,971)
                                          -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                           (917,103)      (916,080)   (1,825,055)   (1,829,254)
  Other, net                                  (21,537)         5,162       (13,441)        4,178
                                          -----------    -----------   -----------   -----------

    Total other income (expense), net        (938,640)      (910,918)   (1,838,496)   (1,825,076)
                                          -----------    -----------   -----------   -----------

CONSOLIDATED LOSS                          (1,572,414)    (1,924,528)   (3,486,091)   (4,038,047)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                           540,911        662,037     1,199,216     1,389,088
                                          -----------    -----------   -----------   -----------

NET LOSS                                  $(1,031,503)   $(1,262,491)  $(2,286,875)  $(2,648,959)
                                          ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners                        $   (10,315)   $   (12,626)  $   (22,869)  $   (26,490)
                                          ===========    ===========   ===========   ===========

  Limited Partners                        $(1,021,188)   $(1,249,865)  $(2,264,006)  $(2,622,469)
                                          ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                             $(5.86)        $(7.17)      $(12.99)      $(15.04)
                                          ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                 174,343        174,343       174,343       174,343
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                             For the Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(2,286,875)  $(2,648,959)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                           4,798,663     4,906,982
      Minority interest in consolidated loss                 (1,199,216)   (1,389,088)
      Amortization of interest rate protection contract               -        26,250
      Decrease (increase) in trade receivables                  280,445       (26,593)
      Increase in deposits, prepaid expenses and
        deferred charges                                       (186,881)       (4,043)
      Increase (decrease) in accrued liabilities and
        subscriber prepayments                                  491,676       (12,769)
      Decrease in advances from Managing General Partner        (96,206)     (331,185)
                                                            -----------   -----------

         Net cash provided by operating activities            1,801,606       520,595
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (1,735,523)   (1,932,292)
                                                            -----------   -----------

         Net cash used in investing activities               (1,735,523)   (1,932,292)
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                       31,266     2,029,712
  Repayment of debt                                             (16,215)     (523,747)
                                                            -----------   -----------

         Net cash provided by financing activities               15,051     1,505,965
                                                            -----------   -----------

Increase in cash                                                 81,134        94,268

Cash, beginning of period                                        39,236         6,803
                                                            -----------   -----------

Cash, end of period                                         $   120,370   $   101,071
                                                            ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $ 2,141,628   $ 1,662,544
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 and its Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), including the cable television systems serving the areas in and around Aurora, Illinois (the "Aurora System"), reduced by the 34 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three and six month periods ended June 30, 1997 were $246,456 and $482,078, respectively, compared to $229,828 and $452,102, respectively, for the three and six month periods ended June 30, 1996.

     IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and six month periods ended June 30, 1997 were $24,646 and $48,208, respectively, compared to $22,983 and $45,210, respectively, for the three and six month periods ended June 30, 1996.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates of the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1997 were $248,019 and $559,745, respectively, compared to $315,079 and
$595,145, respectively, for the three and six month periods ended June 30, 1996.

     The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1997 and 1996.

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

     It is JIC's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Aurora System is being marketed for sale. There is no assurance as to the timing or terms of any sales.

     For the six months ended June 30, 1997, the Venture generated net cash from operating activities totaling $1,801,606, which is available to fund capital expenditures and non-operating costs. During the first six months of 1997, the Venture expended approximately $1,736,000 on capital expenditures.
Approximately 46 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 36 percent of the expenditures related to plant extensions. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $2,354,000. Approximately 39 percent of the anticipated capital expenditures is for plant extensions. Approximately 28 percent of the expenditures is for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Aurora System. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, borrowings from the Venture's credit facility.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of June 30, 1997. Any amounts not repaid to JIC are convertible into equity in the Venture. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan is at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with cash generated from operations and borrowings from the Venture's revolving credit and term loan. The related parties' notes will be repaid including accrued interest in the following order: first, to JIC the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to JIC the $1,406,647 subordinated advance.

     The Venture is a party to a revolving credit and term loan agreement with commercial banks. In the fourth quarter of 1996, the General Partner amended the credit facility to extend the revolving credit period and increase the commitment to $47,000,000. The amended agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At June 30, 1997, $45,600,000 was outstanding under this agreement, leaving $1,400,000 available for future needs of the Venture, subject to certain financial covenants that may limit borrowing. Interest on the credit facility is at the Venture's option of the Prime Rate plus .75 percent, the London Interbank Offered Rate plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of June 30, 1997 and 1996 were 7.32 percent and 7.53 percent, respectively.

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

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $332,556, or approximately 7 percent, to $4,929,109 for the three month period ended June 30, 1997 compared to $4,596,553 for the comparable 1996 period. Revenues increased $599,516, or approximately 7 percent, to $9,641,555 for the six months ended June 30, 1997 compared to $9,042,039 for the comparable 1996 period. Increases in basic service revenues primarily accounted for the increases in revenues for the three and six month periods ended June 30, 1997. Increases in the number of basic service subscribers accounted for approximately 62 percent and 67 percent, respectively, of the increases in revenues for the three and six month periods. The number of basic service subscribers increased 2,578, or approximately 6 percent, to 48,126 at June 30, 1997 compared to 45,548 at June 30, 1996. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $38,365, or approximately 1 percent, to $2,694,604 for the three month period ended June 30, 1997 compared to $2,656,239 for the comparable 1996 period. Operating expenses increased $144,885, or approximately 3 percent, to $5,400,456 for the six months ended June 30, 1997 compared to $5,255,571 for the comparable 1996 period. Operating expenses represented 55 percent and 58 percent, respectively, of revenues for the three month periods ended June 30, 1997 and 1996, and 56 percent and 58 percent, respectively, for the six month periods ended June 30, 1997 and 1996. Increases in programming fees primarily accounted for the increases in operating expenses for the three and six month periods. No other individual factor contributed significantly to the increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $294,191, or approximately 15 percent, to $2,234,505 for the three month period ended June 30, 1997 compared to $1,940,314 for the comparable 1996 period. Operating cash flow increased $454,631, or approximately 12 percent, to $4,241,099 for the six months ended June 30, 1997 compared to $3,786,468 for the comparable 1996 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners decreased $48,769, or approximately 9 percent, to $519,121 for the three month period ended June 30, 1997 compared to $567,890 for the comparable 1996 period. Management and supervision fees and allocated overhead from the General Partners decreased $2,426, or less than 1 percent, to $1,090,031 for the six months ended June 30, 1997 compared to $1,092,457 for the comparable 1996 period. Although management and supervision fees increased, due primarily to the increase in revenues upon which management and supervision fees are based, allocated overhead from the General Partners decreased, which was primarily due to the timing of certain expenses allocated from the General Partners.

     Depreciation and amortization expense decreased $36,876, or approximately 2 percent, to $2,349,158 for the three month period ended June 30, 1997 compared to $2,386,034 for the comparable 1996 period. Depreciation and amortization expense decreased $108,319, or approximately 2 percent, to $4,798,663 for the six months ended June 30, 1997 compared to $4,906,982 for the comparable 1996 period. These decreases were due to the maturation of a portion of the intangible asset base.

     Operating loss decreased $379,836, or approximately 37 percent, to $633,774 for the three month period ended June 30, 1997 compared to $1,013,610 for the similar 1996 period. Operating loss decreased $565,376, or approximately 26 percent, to $1,647,595 for the six months ended June 30, 1997 compared to $2,212,971 in 1996. The decreases for the three and six month periods were due to the increases in revenues and the decreases in depreciation and amortization expense and management and supervision fees and allocated overhead from the General Partners exceeding the increases in operating expenses.

     Interest expense increased $1,023, or less than 1 percent, to $917,103 for the three month period ended June 30, 1997 compared to $916,080 for the comparable 1996 period. This increase was due to higher outstanding balances on interest bearing obligations. Interest expense decreased $4,199, or less than 1 percent, to $1,825,055 for the six months ended June 30, 1997 compared to $1,829,254 for the comparable 1996 period. This decrease was due to lower effective interest rates in 1997.

     Consolidated loss decreased $352,114, or approximately 18 percent, to $1,572,414 for the three month period ended June 30, 1997 compared to $1,924,528 for the comparable 1996 period. Consolidated loss decreased $551,956, or approximately 14 percent, to $3,486,091 for the six months ended June 30, 1997 compared to $4,038,047 for the comparable 1996 period. These decreases were due to the factors discussed above.

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


Dated:  August 12, 1997