Form 10-Q
period 1997-09-30
IDS JONES GROWTH PARTNERS II L P
filed 1997-11-12
CIK 850669

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1997.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ____________ to ______________.

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

                                (303) 792-3111
                      ----------------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                         September 30,   December 31,
                            ASSETS                                           1997           1996
                            ------                                       --------------  -------------

CASH                                                                      $     18,441   $     39,236

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $112,737 and $183,205 at September 30, 1997 and December 31,
  1996, respectively                                                           330,827        486,278

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    45,548,269     42,616,023
  Less - accumulated depreciation                                          (22,843,454)   (20,360,651)
                                                                          ------------   ------------

                                                                            22,704,815     22,255,372

  Franchise costs and other intangible assets, net of accumulated amortization of $54,750,922 and $50,617,891 at September 30, 1997
    and December 31, 1996, respectively                                     18,947,073     23,080,104
                                                                          ------------   ------------

          Total investment in cable television properties                   41,651,888     45,335,476

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                463,088        397,014
                                                                          ------------   ------------

          Total assets                                                    $ 42,464,244   $ 46,258,004
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                         September 30,   December 31,
     LIABILITIES AND PARTNERS' DEFICIT                        1997          1996
     ---------------------------------                   -------------   ------------

LIABILITIES:
  Debt                                                    $ 49,500,989   $ 48,693,134
  Managing General Partner advances                            218,649        398,507
  Accrued liabilities                                        3,009,279      2,649,331
  Subscriber prepayments                                        62,706         64,694
                                                          ------------   ------------

          Total liabilities                                 52,791,623     51,805,666
                                                          ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                          (3,640,546)    (1,996,323)
                                                          ------------   ------------

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                            500            500
    Accumulated deficit                                       (442,800)      (411,445)
                                                          ------------   ------------

                                                              (442,300)      (410,945)
                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at September 30, 1997 and December 31, 1996)         37,256,546     37,256,546
    Accumulated deficit                                    (43,501,079)   (40,396,940)
                                                          ------------   ------------

                                                            (6,244,533)    (3,140,394)
                                                          ------------   ------------

          Total liabilities and partners' deficit         $ 42,464,244   $ 46,258,004
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                            For the Three Months Ended    For the Nine Months Ended
                                                  September 30,                 September 30,
                                           ----------------------------  ---------------------------
                                               1997           1996           1997           1996
                                           -------------  -------------  -------------  ------------

REVENUES                                    $ 4,855,813    $ 4,600,144    $14,497,368   $13,642,183

COSTS AND EXPENSES:
  Operating expenses                          2,628,395      2,678,295      8,028,851     7,933,866
  Management and supervision fees
    and allocated overhead from
    General Partners                            528,250        529,174      1,618,281     1,621,631
  Depreciation and amortization               2,017,835      2,475,875      6,816,498     7,382,858
                                            -----------    -----------    -----------   -----------

OPERATING LOSS                                 (318,667)    (1,083,200)    (1,966,262)   (3,296,172)
                                            -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                           (1,002,985)      (952,771)    (2,828,040)   (2,782,025)
  Other, net                                     28,026        (41,566)        14,585       (37,387)
                                            -----------    -----------    -----------   -----------

      Total other income (expense), net        (974,959)      (994,337)    (2,813,455)   (2,819,412)
                                            -----------    -----------    -----------   -----------

CONSOLIDATED LOSS                            (1,293,626)    (2,077,537)    (4,779,717)   (6,115,584)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                             445,007        714,673      1,644,223     2,103,761
                                            -----------    -----------    -----------   -----------

NET LOSS                                    $  (848,619)   $(1,362,864)   $(3,135,494)  $(4,011,823)
                                            ===========    ===========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners                          $    (8,486)   $   (13,628)   $   (31,355)  $   (40,118)
                                            ===========    ===========    ===========   ===========

  Limited Partners                          $  (840,133)   $(1,349,236)   $(3,104,139)  $(3,971,705)
                                            ===========    ===========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $(4.81)        $(7.74)       $(17.80)      $(22.78)
                                            ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                   174,343        174,343        174,343       174,343
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     1997           1996
                                                                 -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(3,135,494)  $(4,011,823)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                 6,816,498     7,382,858
      Minority interest in consolidated loss                       (1,644,223)   (2,103,761)
      Amortization of interest rate protection contract                     -        39,375
      Decrease in trade receivables                                   155,451        10,438
      Increase in deposits, prepaid expenses and
        deferred charges                                             (266,738)      (67,183)
      Increase in accrued liabilities and subscriber
        prepayments                                                   357,960     2,399,062
      Increase (decrease) in advances from
        Managing General Partner                                     (179,858)       15,266
                                                                  -----------   -----------

          Net cash provided by operating activities                 2,103,596     3,664,232
                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (2,932,246)   (3,264,615)
                                                                  -----------   -----------

          Net cash used in investing activities                    (2,932,246)   (3,264,615)
                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            831,266     2,729,712
  Repayment of debt                                                   (23,411)   (3,035,338)
                                                                  -----------   -----------

          Net cash provided by (used in) financing activities         807,855      (305,626)
                                                                  -----------   -----------

Increase (decrease) in cash                                           (20,795)       93,991

Cash, beginning of period                                              39,236         6,803
                                                                  -----------   -----------

Cash, end of period                                               $    18,441   $   100,794
                                                                  ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $ 2,998,629   $ 2,460,629
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at September 30, 1997 and December 31, 1996, its Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996 and its Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three and nine month periods ended September 30, 1997 were $242,790 and $724,868, respectively, compared to $230,007 and $682,109, respectively, for the three and nine month periods ended September 30, 1996.

     IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and nine month periods ended September 30, 1997 were $24,279 and $72,487, respectively, compared to $23,001 and $68,211, respectively, for the three and nine month periods ended September 30, 1996.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1997 were $261,181 and $820,926, respectively, compared to $276,166 and $871,311, respectively, for the three and nine month periods ended September 30, 1996.

     The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1997 and 1996.

(3) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 66 percent interest and IDS/Jones Growth Partners 89-B, Ltd. has a 24 percent interest. The Venture owns the Aurora System. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34 percent minority interest in the Venture.

     It is JIC's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Aurora System has been marketed for sale and JIC is continuing to seek out opportunities to sell the Aurora System. There is no assurance as to the timing or terms of any sales.

     For the nine months ended September 30, 1997, the Venture generated net cash from operating activities totaling $2,103,596, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1997, the Venture expended approximately $2,932,000 on capital expenditures. Approximately 49 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 36 percent of the expenditures related to plant extensions. The remaining expenditures were used to maintain the value of the Aurora System. Funding for these expenditures was provided by cash generated from operations and borrowings from the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $1,158,000. Approximately 72 percent of the anticipated capital expenditures is for plant extensions. Approximately 17 percent of the expenditures is for converters. The remainder of anticipated expenditures is necessary to maintain the value of the Aurora System until it is sold. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, borrowings from the Venture's credit facility.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of September 30, 1997. Any amounts not repaid to JIC are convertible into equity in the Venture at JIC's option. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan is at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with cash generated from operations and borrowings from the Venture's revolving credit and term loan. The related parties' notes will be repaid including accrued interest in the following order: first, to JIC the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to JIC the $1,406,647 subordinated advance.

     The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At September 30, 1997, $46,400,000 was outstanding under this agreement, leaving $600,000 available for future needs of the Venture, subject to certain financial covenants that may limit borrowing. Interest on the credit facility is at the Venture's option of the Prime Rate plus .625 percent, the London Interbank Offered Rate plus 1.625 percent or the Certificate of Deposit Rate plus 1.75 percent. The effective interest rates on outstanding obligations to non-affiliates as of September 30, 1997 and 1996 were 7.32 percent and 7.41 percent, respectively.

     RESULTS OF OPERATIONS
     ---------------------

     Revenues of the Venture's Aurora System increased $255,669, or approximately 6 percent, to $4,855,813 for the three month period ended September 30, 1997 compared to $4,600,144 for the comparable 1996 period. Revenues increased $855,185, or approximately 6 percent, to $14,497,368 for the nine months ended September 30, 1997 compared to $13,642,183 for the comparable 1996 period. Increases in basic service revenues primarily accounted for the increases in revenues for the three and nine month periods ended September 30, 1997. Basic service rate increases accounted for approximately 48 percent and 44 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. Increases in the number of basic service subscribers accounted for approximately 52 percent and 56 percent, respectively, of the increases in revenues for the three and nine month periods. The number of basic service subscribers increased 2,722, or approximately 6 percent, to 48,611 at September 30, 1997 compared to 45,889 at September 30, 1996. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $49,900, or approximately 2 percent, to $2,628,395 for the three month period ended September 30, 1997 compared to $2,678,295 for the comparable 1996 period. Decreases in marketing and advertising expenses primarily accounted for the decrease in operating expenses for the three month period. Operating expenses increased $94,985, or approximately 1 percent, to $8,028,851 for the nine months ended September 30, 1997 compared to $7,933,866 for the comparable 1996 period. Increases in programming fees primarily accounted for the increase in operating expenses for the nine month period. Operating expenses represented 54 percent and 58 percent, respectively, of revenues for the three month periods ended September 30, 1997 and 1996, and 55 percent and 58 percent, respectively, for the nine month periods ended September 30, 1997 and 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $305,569, or approximately 16 percent, to $2,227,418 for the three month period ended September 30, 1997 compared to $1,921,849 for the comparable 1996 period. The increase for the three month period was due to the increase in revenues and the decrease in operating expenses. Operating cash flow increased $760,200, or approximately 13 percent, to $6,468,517 for the nine months ended September 30, 1997 compared to $5,708,317 for the comparable 1996 period. The increase for the nine month period was due to the increase in revenues exceeding the increase in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners decreased $924, or less than 1 percent, to $528,250 for the three month period ended September 30, 1997 compared to $529,174 for the comparable 1996 period. Management and supervision fees and allocated overhead from the General Partners decreased $3,350, or less than 1 percent, to $1,618,281 for the nine months ended September 30, 1997 compared to $1,621,631 for the comparable 1996 period. Although management and supervision fees increased, due primarily to the increase in revenues upon which management and supervision fees are based, allocated overhead from the General Partners decreased, which was primarily due to the timing of certain expenses allocated from the General Partners.

     Depreciation and amortization expense decreased $458,040, or approximately 19 percent, to $2,017,835 for the three month period ended September 30, 1997 compared to $2,475,875 for the comparable 1996 period. Depreciation and amortization expense decreased $566,360, or approximately 8 percent, to $6,816,498 for the nine months ended September 30, 1997 compared to $7,382,858 for the comparable 1996 period. These decreases were due to the maturation of a portion of the intangible asset base.

     Operating loss decreased $764,533, or approximately 71 percent, to $318,667 for the three month period ended September 30, 1997 compared to $1,083,200 for the similar 1996 period. Operating loss decreased $1,329,910, or approximately 40 percent, to $1,966,262 for the nine months ended September 30, 1997 compared to $3,296,172 in 1996. These decreases for the three and nine month periods were due to the increases in operating cash flow and the decreases in depreciation and amortization expense.

     Interest expense increased $50,214, or approximately 5 percent, to $1,002,985 for the three month period ended September 30, 1997 compared to $952,771 for the comparable 1996 period. Interest expense increased $46,015, or approximately 2 percent, to $2,828,040 for the nine months ended September 30, 1997 compared to $2,782,025 for the comparable 1996 period. The increases were due to higher outstanding balances on interest bearing obligations.

     Consolidated loss decreased $783,911, or approximately 38 percent, to $1,293,626 for the three month period ended September 30, 1997 compared to $2,077,537 for the comparable 1996 period. Consolidated loss decreased $1,335,867, or approximately 22 percent, to $4,779,717 for the nine months ended September 30, 1997 compared to $6,115,584 for the comparable 1996 period. These decreases were due to the factors discussed above and are expected to continue in future periods.

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


Dated:  November 12, 1997