Form 10-K405
period 1997-12-31
IDS JONES GROWTH PARTNERS II L P
filed 1998-03-26
CIK 850669

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________ to  ________

Commission file number:  0-18133

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

     Colorado                                           84-1060548
     --------                                           ----------
State of Organization                                   (IRS Employer
                                                        Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309           (303) 792-3111
---------------------------------------------           --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                      ---


                   DOCUMENTS INCORPORATED BY REFERENCE:  None

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

          The Partnership and IDS/Jones Growth Partners 89-B, Ltd., an affiliated Colorado limited partnership ("Growth Partners 89-B"), formed a Colorado general partnership known as IDS/Jones Joint Venture Partners (the "Venture") for the purpose of acquiring cable television systems. Jones Cable Corporation also serves as the Managing General Partner of Growth Partners 89-B. IDS Cable Corporation, a wholly owned subsidiary of IDS Management Corporation, which is a wholly owned subsidiary of American Express Financial Corporation, acts as supervising general partner of Growth Partners 89-B. IDS Management Corporation and Intercable each have an approximate 5 percent equity interest in the Venture, the Partnership has a 66 percent interest in the Venture, and Growth Partners 89-B has a 24 percent interest in the Venture.

          The Partnership does not directly own any cable television system.
The Venture owns the cable television systems serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"). See Item 2.

          It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with Intercable's policy, the Aurora System, along with other Chicago-area systems owned or managed by Intercable and its affiliates, has been marketed for sale and Intercable continues to seek opportunities to sell the Aurora System. There is no assurance as to the timing or terms of any sales. The sale of the Aurora System will be subject to the approval of the Supervising General Partner and a vote of the limited partners.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Aurora System. At December 31, 1997, the Aurora System's monthly basic service rate was $11.10, monthly basic and tier ("basic plus") service rate was $24.21, and monthly premium services ranged from $4.95 to $10.95 per premium service. In addition, the Aurora System's pay-per-view programs and advertising fees generate revenues. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $18.30; however, from time to time the Aurora System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1997, of the total fees received by the Aurora System, basic service and tier service fees accounted for approximately 71 percent of total revenues, premium service fees accounted for approximately 12 percent of total revenues, pay-per-view fees were approximately 2 percent of total revenues, advertising fees were approximately 6 percent of total revenues and the remaining 9 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Aurora System is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

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

          The Venture holds 9 franchises for the Aurora System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Venture has never had a franchise revoked. The Venture is currently negotiating the renewal of one franchise that will expire prior to December 31, 1998. The Managing General Partner has no reason to believe that such franchise will not be renewed in due course. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

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

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Intercable has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by Intercable but not in the Aurora System. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has begun cable service in competition with partnerships managed by Intercable in Elgin, Glen Ellyn and Naperville, Illinois. The Managing General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Venture has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Aurora System. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations, and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Aurora System and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset, and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costws. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

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

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing Intercable's cable systems in Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment by BCI Telecom Holding Inc. ("BCI") in Intercable could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Venture's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to its customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

          The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Venture nor the Partnership has any employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.

                              ITEM 2.  PROPERTIES
                              -------------------

          The Aurora System was acquired by the Venture in May 1990. The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Aurora System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Aurora System operated cable plant passing approximately 76,900 homes, with an approximate 64 percent penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.


                                              At December 31,
                                   ----------------------------
AURORA SYSTEM                           1997    1996     1995
---------------------------------  ----------  -------  -------

Monthly basic plus service rate       $ 24.21  $ 23.99  $ 22.58
Basic subscribers                      49,429   47,018   43,982
Pay units                              25,513   26,002   25,938



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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $50 to $55 per interest. As of February 16, 1998, the number of equity security holders in the Partnership was 6,701.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------




                                                         For the Year Ended December 31,
                                       -------------------------------------------------------------------
                                           1997          1996          1995          1994          1993
                                       -----------   -----------   -----------   -----------   -----------

Revenues                               $19,713,788   $18,394,451   $16,860,900   $15,388,489   $15,196,068
Depreciation and Amortization            9,071,373     9,990,694    10,317,694    10,601,501    10,883,845
Operating Loss                          (2,378,678)   (4,556,911)   (5,411,813)   (5,888,186)   (5,816,179)
Minority Interest in Net Loss            2,108,575     2,882,115     3,154,893     3,061,563     2,836,367
Net Loss                                (4,021,003)   (5,496,125)   (6,016,306)   (5,838,329)   (5,408,884)
Net Loss per Limited
  Partnership Unit                          (22.83)       (31.21)       (34.16)       (33.15)       (30.71)
Weighted Average Number of Limited
  Partnership Units Outstanding            174,343       174,343       174,343       174,343       174,343
General Partners' Deficit                 (451,155)     (410,945)     (355,984)     (295,821)     (237,438)
Limited Partners' Capital (Deficit)     (7,121,187)   (3,140,394)    2,300,770     8,256,913    14,036,859
Total Assets                            42,162,099    46,258,004    51,448,914    57,752,046    64,595,970
Debt                                    50,093,792    48,693,134    45,909,122    43,566,064    41,604,580
Managing General Partner Advances          343,974       398,507       331,185       933,949     1,056,828

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

FINANCIAL CONDITION
-------------------

IDS/Jones Growth Partners II, L.P. -
----------------------------------

          The Partnership owns a 66 percent interest in the Venture. During 1997, the Partnership's interest in the Venture decreased $4,021,003 to a deficit of $7,572,342 at December 31, 1997. This decrease represents the Partnership's proportionate share of losses generated by the Venture in 1997. Such losses are anticipated to continue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its financial condition.

IDS/Jones Joint Venture Partners -
--------------------------------

          It is Intercable's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with Intercable's policy, the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System") has been marketed for sale and Intercable is continuing to seek out opportunities to sell the Aurora System. There is no assurance as to the timing or terms of any sales.

          For the year ended December 31, 1997, the Venture generated net cash from operating activities totaling $3,148,913, which is available to fund capital expenditures and non-operating costs. During 1997, the Venture expended approximately $4,464,000 on capital expenditures. Approximately 40 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 36 percent of the expenditures related to plant extensions to new homes passed. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for 1998 are approximately $4,310,000. Approximately 42 percent of the expenditures is for plant extensions to new homes passed. Approximately 36 percent of the expenditures is for service drops. The remainder of anticipated capital expenditures is necessary to maintain the value of the Aurora System until it is sold. Funding for the expenditures is expected to be provided by cash generated from operations and, if necessary and in its discretion, borrowings from the Managing General Partner.

          On December 5, 1991, Intercable made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of December 31, 1997. Any amounts not repaid to Intercable are convertible into equity in the Venture at Intercable's option. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid from a portion of the sale proceeds to be received on the eventual sale of the Aurora System. The related parties' notes will be repaid including accrued interest in the following order: first, to Intercable the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to Intercable the $1,406,647 subordinated advance.

          The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At December 31, 1997, all $47,000,000 was outstanding under this agreement. Interest on the credit facility is at the Venture's option of the Prime Rate plus .625 percent, the London Interbank Offered Rate plus 1.625 percent or the Certificate of Deposit Rate plus 1.75 percent. The effective interest rates on outstanding obligations to non-affiliates as of December 31, 1997 and 1996 were 7.52 percent and 7.38 percent, respectively.

          The Venture has sufficient sources of capital available through its ability to generate cash from operations and, if necessary and in its discretion, borrowings from the Managing General Partner to meet its current needs.

Year 2000 Issue
---------------

          The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

          The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

          The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the General Partner does not believe that the impact will be material. The General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Partnership. The General Partner expects that the financial impact on the Partnership of the Year 2000 issue likely will not be material because the General Partner anticipates that the Partnership will be liquidated before the year 2000.

RESULTS OF OPERATIONS
---------------------

IDS/Jones Growth Partners II, L.P. -
----------------------------------

          All of the operations of the Partnership are represented exclusively by its 66 percent interest in the Venture. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture immediately below for details pertaining to its operations.

IDS/Jones Joint Venture Partners -
--------------------------------

          Revenues of the Venture's Aurora System increased $1,319,337, or approximately 7 percent, to $19,713,788 in 1997 compared to $18,394,451 in 1996. Increases in basic service revenues primarily accounted for the increase in revenues. Basic service rate increases accounted for approximately 49 percent of the increase in revenues. An increase in the number of basic service subscribers accounted for approximately 51 percent of the increase in revenues. The number of basic subscribers increased 2,411, or approximately 5 percent, to 49,429 at December 31, 1997 compared to 47,018 at December 31, 1996.

          Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

          Operating expenses increased $103,869, or approximately 1 percent, to $10,837,726 in 1997 compared to $10,733,857 for the comparable 1996 period. Increases in programming fees primarily accounted for the increase in operating expenses. No other individual factors contributed significantly to the increase. Operating expenses represented approximately 55 percent and 58 percent of revenues in 1997 and 1996, respectively.

          The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $1,215,468, or approximately 16 percent, to $8,876,062 in 1997 compared to $7,660,594 in 1996. The increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management and supervision fees and allocated overhead from the General Partners decreased $43,444, or approximately 2 percent, to $2,183,367 in 1997 compared to $2,226,811 in 1996. This decrease was the result of a decrease in expenses allocated from the Managing General Partner.

          Depreciation and amortization expenses decreased $919,321, or approximately 9 percent, to $9,071,373 in 1997 compared to $9,990,694 in 1996. The decrease was due to the maturation of a portion of the intangible asset base.

          Operating loss decreased $2,178,233, or approximately 48 percent, to $2,378,678 in 1997 compared to $4,556,911 in 1996. The decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization expense.

          Interest expense increased $1,794, or less than 1 percent, to $3,759,271 in 1997 compared to $3,757,477 in 1996.

          Net loss decreased $2,248,662, or approximately 27 percent, to $6,129,578 in 1997 compared to $8,378,240 in 1996. The decrease was due to the factors discussed above and is expected to continue in future periods.

1996 Compared to 1995
---------------------

          Revenues of the Venture increased $1,533,551, or approximately 9 percent, to $18,394,451 in 1996 compared to $16,860,900 in 1995. The increase in revenues was primarily due to an increase in the number of basic subscribers and basic service rate increases. An increase in the number of basic service subscribers accounted for approximately 50 percent of the increase in revenues. The number of basic service subscribers increased 3,036, or approximately 7 percent, to 47,018 at December 31, 1996 compared to 43,982 at December 31, 1995. Basic service rate increases accounted for approximately 45 percent of the increase in revenues. No other individual factor was significant to the increases in revenues.

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

          Operating cash flow increased $608,872, or approximately 9 percent, to $7,660,594 in 1996 compared to $7,051,722 in 1995. The increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management and supervision fees and allocated overhead from the General Partners increased $80,970, or approximately 4 percent, to $2,226,811 in 1996 compared to $2,145,841 in 1995. The increase was due to the increase in revenues, upon which management and supervision fees are based.

          Depreciation and amortization expense decreased $327,000, or approximately 3 percent, to $9,990,694 in 1996 compared to $10,317,694 in 1995. The decrease was due to the maturation of a portion of the tangible asset base.

          Operating loss decreased $854,902, or approximately 16 percent, to $4,556,911 in 1996 compared to $5,411,813 in 1995. The decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization expense.

          Interest expense decreased $9,899, or less than one percent, to $3,757,477 in 1996 compared to $3,767,376 in 1995. This decrease was due to lower effective interest rates on interest bearing obligations during 1996.

          Net loss decreased $792,959, or approximately 9 percent, to $8,378,240 in 1996 compared to $9,171,199 in 1995. This decrease was due to the factors discussed above.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

          The audited financial statements of the Partnership for the year ended December 31, 1997 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of IDS/Jones Growth Partners II, L.P.:

          We have audited the accompanying consolidated balance sheets of IDS/JONES GROWTH PARTNERS II, L.P. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                    December 31,
                                                            ----------------------------
       ASSETS                                                   1997           1996
       ------                                               ------------  -------------

CASH                                                        $    124,766  $      39,236

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $91,156 and $183,205 at
  December 31, 1997 and 1996, respectively                       565,702        486,278

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      47,080,064     42,616,023
  Less- accumulated depreciation                             (23,938,318)   (20,360,651)
                                                            ------------  -------------

                                                              23,141,746     22,255,372

  Franchise costs and other intangible assets, net of
    accumulated amortization of $55,831,988 and
    $50,617,891 at December 31, 1997 and 1996,
    respectively                                              17,866,007     23,080,104
                                                            ------------  -------------

         Total investment in cable television properties      41,007,753     45,335,476


DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                  463,878        397,014
                                                            ------------  -------------

     Total assets                                           $ 42,162,099  $  46,258,004
                                                            ============  =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                         December 31,
                                                   ----------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)            1997           1996
-------------------------------------------------  -------------  -------------

LIABILITIES:
 Debt                                              $ 50,093,792   $ 48,693,134
 Managing General Partner advances                      343,974        398,507
 Trade accounts payable and accrued liabilities       3,342,658      2,649,331
 Subscriber prepayments                                  58,915         64,694
                                                   ------------   ------------

    Total liabilities                                53,839,339     51,805,666
                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN JOINT VENTURE                   (4,104,898)    (1,996,323)
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partners-
  Contributed capital                                       500            500
  Accumulated deficit                                  (451,655)      (411,445)
                                                   ------------   ------------

                                                       (451,155)      (410,945)
                                                   ------------   ------------

 Limited Partners-
  Net contributed capital (174,343 units
   outstanding at December 31, 1997 and 1996)        37,256,546     37,256,546
  Accumulated deficit                               (44,377,733)   (40,396,940)
                                                   ------------   ------------

                                                     (7,121,187)    (3,140,394)
                                                   ------------   ------------

    Total liabilities and partners'
     capital (deficit)                             $ 42,162,099   $ 46,258,004
                                                   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                             Year Ended December 31,
                                     ----------------------------------------
                                         1997          1996          1995
                                     ------------  ------------  ------------

REVENUES                             $19,713,788   $18,394,451   $16,860,900

COSTS AND EXPENSES:
  Operating expenses                  10,837,726    10,733,857     9,809,178
  Management and supervision
    fees and allocated overhead
    from General Partners              2,183,367     2,226,811     2,145,841
  Depreciation and amortization        9,071,373     9,990,694    10,317,694
                                     -----------   -----------   -----------

OPERATING LOSS                        (2,378,678)   (4,556,911)   (5,411,813)
                                     -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                    (3,759,271)   (3,757,477)   (3,767,376)
  Other, net                               8,371       (63,852)        7,990
                                     -----------   -----------   -----------
    Total other income (expense)      (3,750,900)   (3,821,329)   (3,759,386)
                                     -----------   -----------   -----------

CONSOLIDATED LOSS                     (6,129,578)   (8,378,240)   (9,171,199)

MINORITY INTEREST IN CONSOLIDATED
  LOSS                                 2,108,575     2,882,115     3,154,893
                                     -----------   -----------   -----------

NET LOSS                             $(4,021,003)  $(5,496,125)  $(6,016,306)
                                     ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners                   $   (40,210)  $   (54,961)  $   (60,163)
                                     ===========   ===========   ===========

  Limited Partners                   $(3,980,793)  $(5,441,164)  $(5,956,143)
                                     ===========   ===========   ===========


NET LOSS PER LIMITED PARTNERSHIP
 UNIT                                $    (22.83)  $    (31.21)  $    (34.16)
                                     ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING           174,343       174,343       174,343
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
            ------------------------------------------------------


                                                 Year Ended December 31,
                                         ----------------------------------------
                                             1997          1996          1995
                                         -----------   -----------   ------------

GENERAL PARTNERS:
  Jones Cable Corporation
           Balance, beginning of year    $  (205,472)  $  (177,992)  $  (147,911)
           Net loss for year                 (20,105)      (27,480)      (30,081)
                                         -----------   -----------   -----------

           Balance, end of year          $  (225,577)  $  (205,472)  $  (177,992)
                                         ===========   ===========   ===========

  IDS Cable II Corporation
           Balance, beginning of year    $  (205,473)  $  (177,992)  $  (147,910)
           Net loss for year                 (20,105)      (27,481)      (30,082)
                                         -----------   -----------   -----------

           Balance, end of year          $  (225,578)  $  (205,473)  $  (177,992)
                                         ===========   ===========   ===========

  Total
           Balance, beginning of year    $  (410,945)  $  (355,984)  $  (295,821)
           Net loss for year                 (40,210)      (54,961)      (60,163)
                                         -----------   -----------   -----------

           Balance, end of year          $  (451,155)  $  (410,945)  $  (355,984)
                                         ===========   ===========   ===========

LIMITED PARTNERS:
           Balance, beginning of year    $(3,140,394)  $ 2,300,770   $ 8,256,913
           Net loss for year              (3,980,793)   (5,441,164)   (5,956,143)
                                         -----------   -----------   -----------

           Balance, end of year          $(7,121,187)  $(3,140,394)  $ 2,300,770
                                         ===========   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                        Year Ended December 31,
                                                               -----------------------------------------
                                                                   1997          1996          1995
                                                               -----------   -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(4,021,003)  $(5,496,125)  $ (6,016,306)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                              9,071,373     9,990,694     10,317,694
      Minority interest in consolidated loss                    (2,108,575)   (2,882,115)    (3,154,893)
      Amortization of interest rate protection contract                  -        52,500         52,500
      Increase in trade receivables                                (79,424)      (23,180)       (59,670)
      Increase in deposits, prepaid expenses and
        deferred charges                                          (346,473)     (194,372)       (81,080)
      Increase in trade accounts payable and accrued
        liabilities and subscriber prepayments                     687,548       335,996      1,127,773
      Increase (decrease) in advances from
        Managing General Partner                                   (54,533)       67,322       (602,764)
                                                               -----------   -----------   ------------

                  Net cash provided by
                    operating activities                         3,148,913     1,850,720      1,583,254
                                                               -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                       (4,464,041)   (4,602,299)    (3,871,793)
                                                               -----------   -----------   ------------

                  Net cash used in investing activities         (4,464,041)   (4,602,299)    (3,871,793)
                                                               -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                       1,431,266     7,829,712      3,016,410
  Repayment of debt                                                (30,608)   (5,045,700)      (673,352)
  Purchase of interest rate protection contract                          -             -       (105,000)
                                                               -----------   -----------   ------------

                  Net cash provided by financing activities      1,400,658     2,784,012      2,238,058
                                                               -----------   -----------    -----------

Increase (decrease) in cash                                         85,530        32,433        (50,481)

Cash, beginning of year                                             39,236         6,803         57,284
                                                               -----------   -----------    -----------

Cash, end of year                                              $   124,766   $    39,236    $     6,803
                                                               ===========   ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $ 3,644,227   $ 3,434,691    $ 2,974,550
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


(1)       ORGANIZATION AND PARTNERS' INTERESTS
          ------------------------------------

          Formation and Business
          ----------------------

          IDS/Jones Growth Partners II, L.P. (the "Partnership"), a Colorado limited partnership, was formed on November 9, 1989, pursuant to a public offering. The Partnership was formed to acquire, develop and operate cable television systems. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner" and manager of the Partnership. IDS Cable II Corporation, a Minnesota corporation, is the "Supervising General Partner" of the Partnership. IDS Cable Corporation is the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd. ("Growth Partners 89-B") and Jones Cable Corporation is the Managing General Partner of Growth Partners 89-B. Jones Intercable, Inc. ("Intercable"), the parent of Jones Cable Corporation, manages the cable television system purchased by IDS/Jones Joint Venture Partners (the "Venture"). Intercable and its subsidiaries also own and operate cable television systems as well as manage cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities. The Managing General Partner and the Supervising General Partner are referred to as the "General Partners."

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

          Formation of Joint Venture
          --------------------------

          On May 30, 1990, the Partnership and Growth Partners 89-B formed the Venture. The Partnership's offering closed on September 30, 1991 with limited partner subscriptions totaling $43,585,750, of which $37,592,709 was contributed to the Venture. In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, Intercable and IDS Management Corporation each made equity investments of $2,872,000 in the Venture under the joint venture agreement between the joint venture partners. Profits, losses, and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. As a result of their equity contributions to the Venture described above, ownership percentages of the Venture are detailed below:

          The Partnership                66%
          Growth Partners 89-B           24%
          Intercable  5%
          IDS Management Corporation      5%
                                        ----
                                        100%

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

          The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          Property, Plant and Equipment
          -----------------------------

          Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:


                Cable distribution systems         5      -  15  years
                Equipment and tools                5      -   7  years
                Office furniture and equipment     3      -   5  years
                Buildings                                    30  years
                Vehicles                           3      -   4  years

          Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

          Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

          Intangible Assets
          -----------------

          Costs assigned to franchises and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

                Franchise costs                    3  years
                Costs in excess of interests in
                net assets purchased              33  years

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

(3)       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
          -----------------------------------------------------

          Management Fees, Supervision Fees, Distribution Ratios and
          ----------------------------------------------------------
          Reimbursements
          --------------

          Intercable manages the Aurora System on behalf of the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to Intercable during the years ended December 31, 1997, 1996 and 1995 were $985,689, $919,723 and $843,045, respectively.

          The Supervising General Partners participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid by the Venture to the Supervising General Partners during the years ended December 31, 1997, 1996 and 1995 were $98,569, $91,972 and $84,305, respectively.

          The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1997, 1996 and 1995 were $1,099,109, $1,215,116 and
$1,218,491, respectively.

          The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1997, 1996 and 1995.

          During 1997, the Venture was charged interest by Intercable at an average interest rate of 7.82 percent on amounts due Intercable and on the subordinated loans from Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable during the years ended December 31, 1997, 1996 and 1995 was $241,938, $382,725 and $481,211, respectively.

          The Venture was charged interest on the subordinated loans from IDS Management Corporation at an average interest rate of 6.27 percent, which approximated IDS Management Corporation's cost of borrowing. Total interest charged to the Venture by IDS Management Corporation during 1997, 1996 and 1995 was $62,737, $111,741 and $120,970, respectively.

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

          Payments to/from Affiliates for Programming Services
          ----------------------------------------------------

          The Venture receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

          Payments to Superaudio totaled $31,413, $27,973 and $23,928, respectively, in 1997, 1996 and 1995. Payments to Knowledge TV, Inc. totaled $34,932, $30,139 and $25,603, respectively, in 1997, 1996 and 1995. Payments to
Jones Computer

Network, Ltd., whose service was discontinued in April 1997, totaled $22,875, $60,279 and $51,138, respectively, in 1997, 1996 and 1995. Payments to Great American Country, Inc., which initiated service in 1997, totaled $35,504.

          The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Venture totaling $71,847, $46,841 and $29,347 in 1997, 1996 and 1995, respectively.

(4)       PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:


                                                       1997           1996
                                                  -------------  -------------

                 Cable distribution systems        $ 45,270,244   $ 41,144,449
                 Equipment and tools                    982,821        686,650
                 Office furniture and equipment         331,660        318,341
                 Vehicles                               416,054        387,298
                 Buildings                               79,285         79,285
                                                   ------------   ------------

                                                     47,080,064     42,616,023

                 Less- accumulated depreciation     (23,938,318)   (20,360,651)
                                                   ------------   ------------

                                                   $ 23,141,746   $ 22,255,372
                                                   ============   ============

(5)       DEBT
          ----

          Debt consists of the following:                   December 31,
                                                            ------------
                                                       1997           1996
                                                   ------------   ------------
          Lending institutions-
           Revolving credit agreement              $ 47,000,000   $ 45,600,000
          Affiliated entities-
           Subordinated loans:
             Intercable                               2,006,647      2,006,647
             IDS Management Corporation               1,000,000      1,000,000
          Capital lease obligations                      87,145         86,487
                                                   ------------   ------------

                                                   $ 50,093,792   $ 48,693,134
                                                   ============   ============


          On December 5, 1991, Intercable made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of December 31, 1997. Any amounts not repaid to Intercable are convertible into equity in the Venture at Intercable's option. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid from a portion of the sale proceeds to be received on the eventual sale of the Aurora System. The related parties' notes will be repaid including accrued interest in the following order: first, to Intercable the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to Intercable the $1,406,647 subordinated advance.

          The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At December 31, 1997, all $47,000,000 was outstanding under this agreement. Interest on the credit facility is at the Venture's option of the Prime Rate plus .625 percent, the London Interbank Offered Rate plus 1.625 percent or the Certificate of Deposit Rate plus 1.75 percent. The effective interest rates on outstanding obligations to non-affiliates as of December 31, 1997 and 1996 were 7.52 percent and 7.38 percent, respectively.

          Installments due on debt principal for each of the five years in the period ending December 31, 2002 and thereafter, respectively, are: $3,032,791, $47,026,144, $26,144, $8,713, $-0- and $-0-.

          At December 31, 1997, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)       COMMITMENTS AND CONTINGENCIES
          -----------------------------

          The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $90,931, $106,722 and $105,400, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2002, and thereafter are as follows:


                1998   $  99,954
                1999      80,668
                2000       1,394
                2001        -
                2002        -
            Thereafter      -
                       ---------

                       $ 182,016
                       =========

(8)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION
          -----------------------------------------

          Supplementary profit and loss information for the respective years is presented below:

                                                                                                 Year Ended December 31,
                                                                                          ----------------------------------
                                                                                             1997       1996        1995
                                                                                          ----------  ----------  ----------
     Maintenance and repairs                                                              $  142,981  $  141,422  $  152,338
                                                                                          ==========  ==========  ==========

     Taxes, other than income and payroll taxes                                           $   33,847  $   25,399  $   23,470
                                                                                          ==========  ==========  ==========

     Advertising                                                                          $  243,977  $  249,828  $  374,340
                                                                                          ==========  ==========  ==========

     Depreciation of property, plant and equipment                                        $3,708,135  $3,203,024  $3,491,637
                                                                                          ==========  ==========  ==========

     Amortization of intangible assets                                                    $5,363,238  $6,787,670  $6,826,057
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

          Name                   Age     Positions with the Managing General Partner
          ---                    ---  -------------------------------------------------
          Glenn R. Jones          68  Chairman of the Board and Chief Executive Officer
          James B. O'Brien        48  President
          Kevin P. Coyle          46  Vice President/Finance
          Elizabeth M. Steele     46  Vice President and Secretary

          Mr. Glenn R. Jones has served as Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of several affiliates of the Managing General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of Jones Intercable, Inc.'s innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to Jones Intercable, Inc.'s Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

          Certain information concerning directors and executive officers of the Supervising General Partner is set forth below:

          Name                 Age  Positions with the Supervising General Partner
          ----                 ---  ----------------------------------------------

          Peter J. Slattery     32  President and Director
          John M. Knight        45  Vice President and Director
          Jeffrey S. Horton     36  Vice President, Treasurer and Director
          Bradley C. Nelson     33  Vice President
          Ronald W. Powell      52  Vice President

          Mr. Peter J. Slattery is the Director of Non-Proprietary Products for American Express Financial Advisors' Variable Assets division. During his tenure he has led the transition to multiple classes for the IDS mutual fund line, developed five new retail funds and let the creation of the flagship Flexible Portfolio Annuity. He currently is responsible for all non-proprietary relationships involving products sold through AEFA's various distribution channels.

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

          Mr. Jeffrey S. Horton joined American Express Financial Corporation in July 1987. He was named Vice President - Corporate Treasurer in December 1997. Prior to December 1997, Mr. Horton has served in various capacities with American Express Financial Corporation including the Director of Finance (Marketing and Products), Controller for Information Technology and Vice President Controller for Information Technology.

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


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND THE SUPERVISING GENERAL
PARTNER

          The Managing General Partner charges the Venture a 5 percent management fee, and the Partnership reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable II Corporation, charges the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership.

          Intercable, the parent of the Managing General Partner, from time to time also advances funds to the Venture and charges interest on the balance payable. The interest rate charged approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by Intercable, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to the Aurora System.

          Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by Intercable, 12 percent by BCI and 8 percent by Mr. Jones, operated the television network Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Aurora System. Jones Computer Network, Ltd. terminated its programming in April 1997.

          The Great American Country network provides country music video programming to the Aurora System. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable, commenced service in 1997 in the Aurora System.

          Jones Galactic Radio, Inc. is a susidiary of Jones International Networks, Ltd., an affiliate of Intercable. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to the Aurora System.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Venture from the PIN Venture relating to the Aurora System totaled approximately $71,847 for the year ended December 31, 1997.

          The activities of the Partnership are limited to its equity ownership in the Venture. The charges to the Venture for related party transactions are as follows for the periods indicated:

                                          For the Year Ended December 31,
                                          -------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Management fees                             $  985,689  $  919,723  $  843,045
Supervision fees                                98,569      91,972      84,305
Allocation of expenses                       1,099,109   1,215,116   1,218,491
Interest expense on advances and loans
 from the                                      539,626     382,725     481,211
 Managing General Partner and Intercable
Interest expense on loan from IDS
 Management                                     62,737     111,741     120,970
 Corporation
Amount of notes and advances outstanding       343,974     382,725     331,185
Highest amount of notes and advances           343,974   1,556,731     331,185
 outstanding
Programming fees:
  Knowledge TV, Inc.                        $   34,932  $   30,139  $   25,603
  Jones Computer Network, Ltd.                  22,875      60,279      51,138
  Great American Country                        35,504           0           0
  Superaudio                                    31,413      27,973      23,928

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

          10.1.4 Franchise Extension Agreement dated March 29, 1991 of Kane County extending the term of the franchise. (2)

          10.1.5 Resolution No. 92-54 dated March 12, 1991 of Kane County extending the term of the franchise. (2)

          10.1.6 Ordinance No. 92-133 dated June 9, 1992 of Kane County renewing the franchise. (2)

          10.1.7 Copy of franchise and related documents granting a cable television system franchise for Kendall County, Illinois (IDS/Jones Joint Venture Partners). (1)

          10.1.8 Copy of franchise and related documents granting a cable television system franchise for the Village of Montgomery, Illinois (IDS/Jones Joint Venture Partners). (1)

          10.1.9 Copy of franchise and related documents granting a cable television system franchise for the Village of North Aurora, Illinois (IDS/Jones Joint Venture Partners). (1)

          10.1.10 Copy of franchise and related documents granting a cable television system franchise for the Village of Oswego, Illinois (IDS/Jones Joint Venture Partners). (1)

          10.1.11 Copy of franchise and related documents granting a cable television system franchise for the City of Plano, Illinois (IDS/Jones Joint Venture Partners). (1)

          10.1.12 Copy of franchise and related documents granting a cable television system franchise for the City of Sandwich, Illinois (IDS/Jones Joint Venture Partners). (1)

          10.1.13 Copy of franchise and related documents granting a cable television system franchise for the Village of Yorkville, Illinois (IDS/Jones Joint Venture Partners). (1)

          10.2.1 Credit Agreement dated as of November 3, 1994 among the Venture, IDS/Jones 89-B, Growth Partners II and Shawmut Bank Connecticut, N.A., as agent for various lenders. (5)

          10.2.2 Second Amendment Agreement dated as of December 27, 1996 among the Venture and Shawmut Bank Connecticut, N.A., as agent for various lenders.
                             (5)

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

          (5) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1996.

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


                                              IDS/JONES GROWTH PARTNERS, L.P.
                                              a Colorado limited partnership

                                              By Jones Cable Corporation,
                                                 its Managing General Partner


                                              By:/s/ Glenn R. Jones
                                                 ------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and
Dated:  March 23, 1998                           Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                              By:/s/ Glenn R. Jones
                                                 ------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and
                                                 Chief Executive Officer
Dated:  March 23, 1998                           (Principal Executive Officer)


                                              By:/s/ Kevin P. Coyle
                                                 ------------------
                                                 Kevin P. Coyle
                                                 Vice President/Finance
                                                 (Principal Financial and
Dated:  March 23, 1998                           Accounting Officer)