Form 10-Q
period 1998-03-31
IDS JONES GROWTH PARTNERS II L P
filed 1998-05-15
CIK 850669

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________.

                       Commission File Number:  0-18133



                      IDS/JONES GROWTH PARTNERS II, L.P.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                       March 31,    December 31,
                       ASSETS                                            1998           1997
                       ------                                       -------------  -------------

CASH                                                                 $    141,188   $    124,766

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $118,070 and $91,156 at March 31, 1998 and December 31, 1997,
  respectively                                                            391,698        565,702

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               48,100,116     47,080,064
  Less - accumulated depreciation                                     (24,717,392)   (23,938,318)
                                                                     ------------   ------------

                                                                       23,382,724     23,141,746

  Franchise costs and other intangible assets, net of accumulated amortization of $56,914,553 and $55,831,988 at March 31, 1998
    and December 31, 1997, respectively                                16,783,442     17,866,007
                                                                     ------------   ------------

          Total investment in cable television properties              40,166,166     41,007,753

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           408,361        463,878
                                                                     ------------   ------------

          Total assets                                               $ 41,107,413   $ 42,162,099
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

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                               March 31,    December 31,
          LIABILITIES AND PARTNERS' DEFICIT                      1998           1997
          ---------------------------------                  -------------  -------------

LIABILITIES:
  Debt                                                       $ 50,086,596   $ 50,093,792
  Managing General Partner advances                               330,621        343,974
  Trade accounts payable and accrued liabilities                3,405,433      3,342,658
  Subscriber prepayments                                           74,507         58,915
                                                             ------------   ------------

            Total liabilities                                  53,897,157     53,839,339
                                                             ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                             (4,487,599)    (4,104,898)
                                                             ------------   ------------

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                               500            500
    Accumulated deficit                                          (458,953)      (451,655)
                                                             ------------   ------------

                                                                 (458,453)      (451,155)
                                                             ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding at
      March 31, 1998 and December 31, 1997)                    37,256,546     37,256,546
    Accumulated deficit                                       (45,100,238)   (44,377,733)
                                                             ------------   ------------

                                                               (7,843,692)    (7,121,187)
                                                             ------------   ------------

            Total liabilities and partners' deficit          $ 41,107,413   $ 42,162,099
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

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------

REVENUES                                            $ 5,137,941    $ 4,712,446

COSTS AND EXPENSES:
  Operating expenses                                  2,779,999      2,705,852
  Management and supervision fees and allocated
     overhead from General Partners                     577,439        570,910
  Depreciation and amortization                       1,945,088      2,449,505
                                                    -----------    -----------

OPERATING LOSS                                         (164,585)    (1,013,821)
                                                    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (945,163)      (907,952)
  Other, net                                             (2,756)         8,096
                                                    -----------    -----------

            Total other income (expense), net          (947,919)      (899,856)
                                                    -----------    -----------

CONSOLIDATED LOSS                                    (1,112,504)    (1,913,677)

MINORITY INTEREST IN CONSOLIDATED LOSS                  382,701        658,305
                                                    -----------    -----------

NET LOSS                                            $  (729,803)   $(1,255,372)
                                                    ===========    ===========

ALLOCATION OF NET LOSS:
  General Partners                                  $    (7,298)   $   (12,554)
                                                    ===========    ===========

  Limited Partners                                  $  (722,505)   $(1,242,818)
                                                    ===========    ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                    $(4.14)        $(7.13)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     174,343        174,343
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

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                                      For the Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                         1998           1997
                                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (729,803)   $(1,255,372)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                     1,945,088      2,449,505
      Minority interest in consolidated loss                             (382,701)      (658,305)
      Decrease in trade receivables                                       174,004         35,274
      Increase in deposits, prepaid expenses and deferred charges         (27,932)      (197,127)
      Increase in accrued liabilities and subscriber prepayments           78,367        399,898
      Decrease in advances from Managing General Partner                  (13,353)       (77,429)
                                                                      -----------    -----------

            Net cash provided by operating activities                   1,043,670        696,444
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                              (1,020,052)      (703,758)
                                                                      -----------    -----------

            Net cash used in investing activities                      (1,020,052)      (703,758)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                        (7,196)        (6,908)
                                                                      -----------    -----------

            Net cash used in financing activities                          (7,196)        (6,908)
                                                                      -----------    -----------

Increase (decrease) in cash                                                16,422        (14,222)

Cash, beginning of period                                                 124,766         39,236
                                                                      -----------    -----------

Cash, end of period                                                   $   141,188    $    25,014
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $   893,515    $ 1,268,140
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

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at March 31, 1998 and December 31, 1997 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1998 and 1997. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), including the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"), reduced by the minority interests in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) In April 1998, the Venture signed a letter of intent to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. The sale of the Aurora System is contingent upon the Venture and the prospective buyer negotiating a definitive asset purchase agreement and the consent of IDS Cable II Corporation (the "Supervising General Partner"), neither of which are assured. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Aurora System constitutes all of the assets of the Partnership and IDS/Jones Growth Partners 89-B, Ltd., the sale must be approved by the owners of a majority of the interests of both the Partnership and IDS/Jones Growth Partners 89-B, Ltd. Upon the closing of the proposed sale of the Aurora System, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $79,949, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Jones Intercable, Inc. ("JIC"), settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $47,000,000 will be distributed to the Venture's four partners: the Partnership, IDS/Jones Growth Partners 89-B, Ltd., IDS Management Corporation and JIC. The Partnership will receive $34,300,000, or 66 percent of the $47,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $197 for each $250 limited partnership interest, or $788 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership, IDS/Jones Growth Partners 89-B, Ltd., IDS Management Corporation and JIC at that time. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,167,110, or 66 percent. The Partnership would then distribute the $2,167,110 to the limited partners, which would represent $12.50 for each $250 limited partnership interest or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

(3) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three month periods ended March 31, 1998 and 1997 were $256,897 and $235,622, respectively.

     The Supervising General Partner and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three month periods ended March 31, 1998 and 1997 were $25,690 and $23,562, respectively.

     The Venture reimburses JIC, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three month periods ended March 31, 1998 and 1997 were $294,852 and $311,726, respectively.

     The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners for allocated overhead and administrative expenses during the three month periods ended March 31, 1998 and 1997.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 66 percent interest in the Venture. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34 percent minority interests in the Venture. The Venture owns the Aurora System.

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

     In April 1998, the Venture signed a letter of intent to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. The sale of the Aurora System is contingent upon the Venture and the prospective buyer negotiating a definitive asset purchase agreement and the consent of the Supervising General Partner, neither of which are assured. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Aurora System constitutes all of the assets of the Partnership and IDS/Jones Growth Partners 89-B, Ltd., the sale must be approved by the owners of a majority of the interests of both the Partnership and IDS/Jones Growth Partners 89-B, Ltd. Upon the closing of the proposed sale of the Aurora System, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $79,949, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to JIC, settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $47,000,000 will be distributed to the Venture's four partners: the Partnership, IDS/Jones Growth Partners 89-B, Ltd., IDS Management Corporation and JIC. The Partnership will receive $34,300,000, or 66 percent of the $47,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $197 for each $250 limited partnership interest, or $788 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership, IDS/Jones Growth Partners 89-B, Ltd., IDS Management Corporation and JIC at that time. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,167,110, or 66 percent. The Partnership would then distribute the $2,167,110 to the limited partners, which would represent $12.50 for each $250 limited partnership interest or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

     For the three months ended March 31, 1998, the Venture generated net cash from operating activities totaling $1,043,670, which is available to fund capital expenditures and non-operating costs. During the first three months of 1998, the Venture expended approximately $1,020,000 on capital expenditures. Approximately 40 percent of the expenditures related to plant extensions to new homes passed. Approximately 39 percent of the expenditures related to construction of service drops to subscriber homes. The remainder was for other capital expenditures to maintain the value of the Aurora System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1998 are approximately $3,290,000. Approximately 43 percent of the anticipated capital expenditures is for plant extensions to new homes passed. Approximately 36 percent of the expenditures is for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Aurora System until it is sold. Funding for the expenditures is expected to be provided by cash generated from operations and, if necessary and in its discretion, borrowings from JIC.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of March 31, 1998. Any amounts not repaid to JIC are convertible into equity in the Venture at JIC's option. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans from these related parties will be repaid by the Venture from a portion of the sale proceeds to be received on the proposed sale of the Aurora System.

     The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At March 31, 1998, all $47,000,000 was outstanding under this agreement. The entire outstanding balance of the revolving credit and term loan agreement will be repaid by the Venture with proceeds from the proposed sale of the Aurora System. Interest on the credit facility is at the Venture's option of the Prime Rate plus .625 percent, the London Interbank Offered Rate plus 1.625 percent or the Certificate of Deposit Rate plus 1.75 percent. The effective interest rates on outstanding obligations to non-affiliates as of March 31, 1998 and 1997 were 7.25 percent and 7.18 percent, respectively.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $425,495, or approximately 9 percent, to $5,137,941 in the first quarter of 1998 compared to $4,712,446 in the first quarter of 1997. An increase in the number of basic subscribers accounted for approximately 52 percent of the increase in revenues. The number of basic subscribers increased 3,231, or approximately 7 percent, to 50,461 at March 31, 1998 compared to 47,230 at March 31, 1997. Basic service rate increases accounted for approximately 30 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $74,147, or approximately 3 percent, to $2,779,999 for the three month period ended March 31, 1998 compared to $2,705,852 for the similar 1997 period. Increases in programming fees primarily accounted for the increase in operating expenses. No other individual factors contributed significantly to the increase. Operating expenses represented approximately 54 percent and 57 percent of revenues for the three month periods ended March 31, 1998 and 1997, respectively.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $351,348, or approximately 18 percent, to $2,357,942 at March 31, 1998 compared to $2,006,594 in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners increased $6,529, or approximately 1 percent, to $577,439 for the three month period ended March 31, 1998 compared to $570,910 for the similar 1997 period. This increase was primarily due to the increase in revenues, upon which such management and supervision fees are based.

     Depreciation and amortization expense decreased $504,417, or approximately 21 percent, to $1,945,088 for the first three months of 1998 compared to $2,449,505 for the first three months of 1997. This decrease was due to the maturation of a portion of the depreciable asset base.

     Operating loss decreased $849,236, or approximately 84 percent, to $164,585 for the three month period ended March 31, 1998 compared to $1,013,821 for the similar 1997 period. This decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization expense.

     Interest expense increased $37,211, or approximately 4 percent, to $945,163 for the three months ended March 31, 1998 compared to $907,952 for the comparable 1997 period. This increase was due to higher outstanding balances and higher effective interest rates on interest bearing obligations.

     Net loss decreased $801,173, or approximately 42 percent, to $1,112,504 for the three months ended March 31, 1998 compared to $1,913,677 for the comparable 1997 period. This decrease was due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated April 8, 1998, reported that on April
             8, 1998, Jones Cable Corporation, the managing general partner of the Partnership, executed a letter of intent to sell the Venture's Aurora System to an unaffiliated third party.

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


                                         IDS/JONES GROWTH PARTNERS II, L.P.
                                         BY:  JONES CABLE CORPORATION
                                            its Managing General Partner



                                         By: /s/ Kevin P. Coyle
                                            ---------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  May 13, 1998