Form 10-Q
period 1998-06-30
IDS JONES GROWTH PARTNERS II L P
filed 1998-08-12
CIK 850669

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998.
                               -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______.

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                        June 30,     December 31,
                              ASSETS                                      1998           1997
                              ------                                 -------------  -------------

CASH                                                                 $     98,323   $    124,766

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $148,558 and $91,156 at June 30, 1998 and December 31,
  1997, respectively                                                      565,921        565,702

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               49,269,619     47,080,064
  Less - accumulated depreciation                                     (25,705,025)   (23,938,318)
                                                                     ------------   ------------

                                                                       23,564,594     23,141,746

  Franchise costs and other intangible assets, net of accumulated amortization of $57,997,118 and $55,831,988, at June 30, 1998
    and December 31, 1997, respectively                                15,700,877     17,866,007
                                                                     ------------   ------------

          Total investment in cable television properties              39,265,471     41,007,753

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           342,755        463,878
                                                                     ------------   ------------

          Total assets                                               $ 40,272,470   $ 42,162,099
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                            June 30,     December 31,
                                                              1998           1997
                                                          -------------  -------------

          LIABILITIES AND PARTNERS' DEFICIT
          ---------------------------------
LIABILITIES:
  Debt                                                    $ 50,079,400   $ 50,093,792
  Managing General Partner advances                            337,169        343,974
  Trade accounts payable and accrued liabilities             3,843,233      3,342,658
  Subscriber prepayments                                        51,484         58,915
                                                          ------------   ------------

          Total liabilities                                 54,311,286     53,839,339
                                                          ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                          (4,917,280)    (4,104,898)
                                                          ------------   ------------

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                            500            500
    Accumulated deficit                                       (467,147)      (451,655)
                                                          ------------   ------------

                                                              (466,647)      (451,155)
                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at June 30, 1998 and December 31, 1997)              37,256,546     37,256,546
    Accumulated deficit                                    (45,911,435)   (44,377,733)
                                                          ------------   ------------

                                                            (8,654,889)    (7,121,187)
                                                          ------------   ------------

          Total liabilities and partners' deficit         $ 40,272,470   $ 42,162,099
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                           For the Three Months Ended   For the Six Months Ended
                                                     June 30,                  June 30,
                                           ---------------------------  -------------------------
                                              1998           1997           1998          1997
                                           ------------   ------------  -----------   -----------

REVENUES                                   $ 5,484,098    $ 4,929,109   $10,622,039   $ 9,641,555

COSTS AND EXPENSES:
  Operating expenses                         2,977,427      2,694,604     5,757,426     5,400,456
  Management and supervision fees
    and allocated overhead from
    General Partners                           631,168        519,121     1,208,607     1,090,031
  Depreciation and amortization              2,160,854      2,349,158     4,105,942     4,798,663
                                           -----------    -----------   -----------   -----------

OPERATING LOSS                                (285,351)      (633,774)     (449,936)   (1,647,595)
                                           -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                            (949,601)      (917,103)   (1,894,764)   (1,825,055)
  Other, net                                   (14,120)       (21,537)      (16,876)      (13,441)
                                           -----------    -----------   -----------   -----------

     Total other income (expense), net        (963,721)      (938,640)   (1,911,640)   (1,838,496)
                                           -----------    -----------   -----------   -----------

CONSOLIDATED LOSS                           (1,249,072)    (1,572,414)   (2,361,576)   (3,486,091)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                            429,681        540,911       812,382     1,199,216
                                           -----------    -----------   -----------   -----------

NET LOSS                                   $  (819,391)   $(1,031,503)  $(1,549,194)  $(2,286,875)
                                           ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners                         $    (8,194)   $   (10,315)  $   (15,492)  $   (22,869)
                                           ===========    ===========   ===========   ===========

  Limited Partners                         $  (811,197)   $(1,021,188)  $(1,533,702)  $(2,264,006)
                                           ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                              $(4.66)        $(5.86)       $(8.80)      $(12.99)
                                           ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                  174,343        174,343       174,343       174,343
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     1998          1997
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(1,549,194)  $(2,286,875)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                4,105,942     4,798,663
      Minority interest in consolidated loss                        (812,382)   (1,199,216)
      Decrease (increase) in trade receivables                          (219)      280,445
      Increase in deposits, prepaid expenses and
        deferred charges                                             (52,982)     (186,881)
      Increase in accrued liabilities and subscriber
        prepayments                                                  493,144       491,676
      Decrease in advances from Managing General Partner              (6,805)      (96,206)
                                                                 -----------   -----------

          Net cash provided by operating activities                2,177,504     1,801,606
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (2,189,555)   (1,735,523)
                                                                 -----------   -----------

          Net cash used in investing activities                   (2,189,555)   (1,735,523)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 -        31,266
  Repayment of debt                                                  (14,392)      (16,215)
                                                                 -----------   -----------

          Net cash provided by (used in) financing activities        (14,392)       15,051
                                                                 -----------   -----------

Increase (decrease) in cash                                          (26,443)       81,134

Cash, beginning of period                                            124,766        39,236
                                                                 -----------   -----------

Cash, end of period                                              $    98,323   $   120,370
                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 1,746,469   $ 2,141,628
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at June 30, 1998 and December 31, 1997, its Statements of Operations for the three and six month periods ended June 30, 1998 and 1997 and its Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns a 65.6 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through capital contributions of $37,592,709. The Venture acquired the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System") on May 31, 1990.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture reduced by the minority interests in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) In July 1998, the Venture entered into an asset purchase agreement to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Aurora System constitutes all of the assets of the Partnership and IDS/Jones Growth Partners 89-B, Ltd. ("89-B"), the sale must be approved by the owners of a majority of the interests of both the Partnership and 89-B. Jones Cable Corporation (the "Managing General Partner") expects to conduct a vote of the limited partners of the Partnership and 89-B on the sale of the Aurora System in the third quarter of 1998. IDS Cable II Corporation (the "Supervising General Partner") has consented to the transaction. Upon the closing of the proposed sale of the Aurora System, based upon financial information as of June 30, 1998, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $72,753, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Jones Intercable, Inc. ("JIC"), settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $52,000,000 will be distributed to the Venture's four partners: the Partnership, 89-B, IDS Management Corporation and JIC, in proportion to their ownership interests. The Partnership will receive $34,100,000, or 65.6 percent of the $52,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of June 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $196 for each $250 limited partnership interest, or $784 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed to the Partnership, 89-B, IDS Management Corporation and JIC.
If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,153,976, or 65.6 percent. The Partnership would then distribute the $2,153,976 to the limited partners, which would represent $12.50 for each $250 limited partnership interest or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

(3) The Managing General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three and six month periods ended June 30, 1998 were $274,205 and $531,102, respectively, compared to $246,456 and $482,078, respectively, for the three and six month periods ended June 30, 1997.

     The Supervising General Partner and IDS Cable Corporation (the supervising general partner of 89-B) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and six month periods ended June 30, 1998 were $27,420 and $53,110, respectively, compared to $24,646 and $48,208, respectively, for the three and six month periods ended June 30, 1997.

     The Venture reimburses JIC, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1998 were $329,543 and $624,395, respectively, compared to $248,019 and
$559,745, respectively, for the three and six month periods ended June 30, 1997.

     The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1998 and 1997.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 65.6 percent interest in the Venture. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34.4 percent minority interest in the Venture. The Venture owns the Aurora System.

     On December 5, 1991, JIC made an equity investment in the Venture in the amount of $2,872,000. Also on December 5, 1991, IDS Management Corporation made an equity investment in the Venture of $2,872,000. As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 65.6 percent interest and 89-B has a 24.4 percent interest.

     In July 1998, the Venture entered into an asset purchase agreement to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Aurora System constitutes all of the assets of the Partnership and 89-B, the sale must be approved by the owners of a majority of the interests of both the Partnership and 89-B. Jones Cable Corporation (the "Managing General Partner") expects to conduct a vote of the limited partners of the Partnership and 89-B on the sale of the Aurora System in the third quarter of 1998. The Supervising General Partner has consented to the transaction.
Upon the closing of the proposed sale of the Aurora System, based upon financial information as of June 30, 1998, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $72,753, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to JIC, settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $52,000,000 will be distributed to the Venture's four partners: the Partnership, 89-B, IDS Management Corporation and JIC, in proportion to their ownership interests. The Partnership will receive $34,100,000, or 65.6 percent of the $52,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of June 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $196 for each $250 limited partnership interest, or $784 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed to the Partnership, 89-B, IDS Management Corporation and JIC at that time. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,153,976, or 65.6 percent. The Partnership would then distribute the $2,153,976 to the limited partners, which would represent $12.50 for each $250 limited partnership interest or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

     For the six months ended June 30, 1998, the Venture generated net cash from operating activities totaling $2,177,504, which is available to fund capital expenditures and non-operating costs. During the first six months of 1998, the Venture expended approximately $2,190,000 on capital expenditures.
Approximately 46 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 33 percent of the expenditures related to plant extensions to new homes passed. The remainder was for other capital expenditures to maintain the value of the Aurora System. Funding for these expenditures was provided by cash generated from operations and cash on hand. Anticipated capital expenditures for the remainder of 1998 are approximately $2,120,000. Approximately 52 percent of the anticipated capital expenditures is for plant extensions to new homes passed. Approximately 27 percent of the anticipated expenditures is for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Aurora System until it is sold. Funding for the expenditures is expected to be provided by cash generated from operations and, if necessary and in its discretion, borrowings from JIC. The Venture is obligated to conduct its business in the ordinary course until the Aurora System is sold.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of June 30, 1998. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. All of these amounts owed to these related parties will be paid by the Venture with proceeds to be received on the proposed sale of the Aurora System.

     The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At June 30, 1998, all $47,000,000 was outstanding under this agreement. The entire outstanding balance of the revolving credit and term loan agreement will be repaid by the Venture with proceeds from the proposed sale of the Aurora System. Interest on the credit facility is at the Venture's option of the Prime Rate plus .5 percent, the London Interbank Offered Rate plus 1.5 percent or the Certificate of Deposit Rate plus 1.625 percent. The effective interest rates on outstanding obligations to non-affiliates as of June 30, 1998 and 1997 were 7.31 percent and
7.22 percent, respectively.

     The Venture will rely on cash generated from operations and, if necessary and in its discretion, advances from JIC to meet its liquidity needs until the Aurora System is sold.

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     JIC has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, JIC has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     JIC is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. JIC has established an internal team to address this issue. JIC is identifying and testing all date-sensitive equipment involved in delivering service to the Venture's customers. In addition, JIC will assess the Venture's options regarding repair or replacement of affected equipment during this testing. JIC believes that the financial impact will not be material.


RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $554,989, or approximately 11 percent, to $5,484,098 for the three month period ended June 30, 1998 compared to $4,929,109 for the comparable 1997 period. Revenues increased $980,484, or approximately 10 percent, to $10,622,039 for the six months ended June 30, 1998 compared to $9,641,555 for the comparable 1997 period. Increases in the number of basic service subscribers accounted for approximately 40 percent and 45 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1998. The number of basic service subscribers increased 3,227, or approximately 7 percent, to 51,353 at June 30, 1998 compared to 48,126 at June 30, 1997. Basic service rate increases accounted for approximately 42 percent and 37 percent, respectively, of the increases in revenues for the three and six month periods. No other individual factor was significant to the increases in revenues.

          Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $282,823, or approximately 11 percent, to $2,977,427 for the three month period ended June 30, 1998 compared to $2,694,604 for the comparable 1997 period. Operating expenses increased $356,970, or approximately 7 percent, to $5,757,426 for the six months ended June 30, 1998 compared to $5,400,456 for the comparable 1997 period. Increases in programming fees primarily accounted for the increases in operating expenses for the three and six month periods. No other individual factor contributed significantly to the increases in operating expenses. Operating expenses represented 54 percent and 55 percent, respectively, of revenues for the three month periods ended June 30, 1998 and 1997, and 54 percent and 56 percent, respectively, for the six month periods ended June 30, 1998 and 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $272,166, or approximately 12 percent, to $2,506,671 for the three month period ended June 30, 1998 compared to $2,234,505 for the comparable 1997 period. Operating cash flow increased $623,514, or approximately 15 percent, to $4,864,613 for the six months ended June 30, 1998 compared to $4,241,099 for the comparable 1997 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners increased $112,047, or approximately 22 percent, to $631,168 for the three month period ended June 30, 1998 compared to $519,121 for the comparable 1997 period. Management and supervision fees and allocated overhead from the General Partners increased $118,576, or approximately 11 percent, to $1,208,607 for the six months ended June 30, 1998 compared to $1,090,031 for the comparable 1997 period. These increases were primarily due to the timing of certain expenses allocated from JIC and to the increases in revenues upon which such management and supervision fees are based.

     Depreciation and amortization expense decreased $188,304, or approximately 8 percent, to $2,160,854 for the three month period ended June 30, 1998 compared to $2,349,158 for the comparable 1997 period. Depreciation and amortization expense decreased $692,721, or approximately 14 percent, to $4,105,942 for the six months ended June 30, 1998 compared to $4,798,663 for the comparable 1997 period. These decreases were due to the maturation of a portion of the intangible asset base.

     Operating loss decreased $348,423, or approximately 55 percent, to $285,351 for the three month period ended June 30, 1998 compared to $633,774 for the similar 1997 period. Operating loss decreased $1,197,659, or approximately 73 percent, to $449,936 for the six months ended June 30, 1998 compared to $1,647,595 in 1997. The decreases for the three and six month periods were due to the increases in operating cash flow and the decreases in depreciation and amortization expense.

     Interest expense increased $32,498, or approximately 4 percent, to $949,601 for the three month period ended June 30, 1998 compared to $917,103 for the comparable 1997 period. Interest expense increased $69,709, or approximately 4 percent, to $1,894,764 for the six months ended June 30, 1998 compared to $1,825,055 for the comparable 1997 period. These increases were due to higher outstanding balances and higher effective interest rates on interest bearing obligations.

     Consolidated loss decreased $323,342, or approximately 21 percent, to $1,249,072 for the three month period ended June 30, 1998 compared to $1,572,414 for the comparable 1997 period. Consolidated loss decreased $1,124,515, or approximately 32 percent, to $2,361,576 for the six months ended June 30, 1998 compared to $3,486,091 for the comparable 1997 period. These decreases were due to the factors discussed above.

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

                                         IDS/JONES GROWTH PARTNERS II, L.P.
                                         BY:  JONES CABLE CORPORATION
                                              its Managing General Partner


                                         By:  /S/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)


Dated:  August 12, 1998