Form 10-Q
period 1998-09-30
IDS JONES GROWTH PARTNERS II L P
filed 1998-11-13
CIK 850669

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________ .

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          September 30,   December 31,
                                ASSETS                                         1998           1997
                                ------                                    --------------  -------------

CASH                                                                       $    193,366   $    124,766

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $140,841 and $91,156 at September 30, 1998 and December 31,
  1997, respectively                                                            317,203        565,702

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     50,294,963     47,080,064
  Less - accumulated depreciation                                           (26,729,181)   (23,938,318)
                                                                           ------------   ------------

                                                                             23,565,782     23,141,746

  Franchise costs and other intangible assets, net of accumulated amortization of $59,079,683 and $55,831,988, at September 30, 1998
    and December 31, 1997, respectively                                      14,618,312     17,866,007
                                                                           ------------   ------------

          Total investment in cable television properties                    38,184,094     41,007,753

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 313,930        463,878
                                                                           ------------   ------------

          Total assets                                                     $ 39,008,593   $ 42,162,099
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                          September 30,   December 31,
                                                               1998           1997
                                                          --------------  -------------

          LIABILITIES AND PARTNERS' DEFICIT
          ---------------------------------

LIABILITIES:
  Debt                                                     $ 50,117,619   $ 50,093,792
  Managing General Partner advances                             345,690        343,974
  Accrued liabilities                                         3,886,264      3,342,658
  Subscriber prepayments                                         54,910         58,915
                                                           ------------   ------------

          Total liabilities                                  54,404,483     53,839,339
                                                           ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                           (5,384,114)    (4,104,898)
                                                           ------------   ------------

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                             500            500
    Accumulated deficit                                        (476,049)      (451,655)
                                                           ------------   ------------

                                                               (475,549)      (451,155)
                                                           ------------   ------------

  Limited Partners-
    Net contributed capital (174,343 units outstanding
       at September 30, 1998 and December 31, 1997)          37,256,546     37,256,546
    Accumulated deficit                                     (46,792,773)   (44,377,733)
                                                           ------------   ------------

                                                             (9,536,227)    (7,121,187)
                                                           ------------   ------------

          Total liabilities and partners' deficit          $ 39,008,593   $ 42,162,099
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                           For the Three Months Ended    For the Nine Months Ended
                                                  September 30,                 September 30,
                                          ----------------------------  ----------------------------
                                              1998           1997           1998           1997
                                          ------------  --------------  ------------  --------------

REVENUES                                  $ 5,500,894     $ 4,855,813   $16,122,933     $14,497,368

COSTS AND EXPENSES:
  Operating expenses                        2,997,425       2,628,395     8,754,851       8,028,851
  Management and supervision fees
    and allocated overhead from
    General Partners                          611,394         528,250     1,820,001       1,618,281
  Depreciation and amortization             2,207,141       2,017,835     6,313,083       6,816,498
                                          -----------     -----------   -----------     -----------

OPERATING LOSS                               (315,066)       (318,667)     (765,002)     (1,966,262)
                                          -----------     -----------   -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                           (891,653)     (1,002,985)   (2,786,417)     (2,828,040)
  Other, net                                 (150,355)         28,026      (167,231)         14,585
                                          -----------     -----------   -----------     -----------

     Total other income (expense), net     (1,042,008)       (974,959)   (2,953,648)     (2,813,455)
                                          -----------     -----------   -----------     -----------

CONSOLIDATED LOSS                          (1,357,074)     (1,293,626)   (3,718,650)     (4,779,717)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                           466,834         445,007     1,279,216       1,644,223
                                          -----------     -----------   -----------     -----------

NET LOSS                                  $  (890,240)    $  (848,619)  $(2,439,434)    $(3,135,494)
                                          ===========     ===========   ===========     ===========

ALLOCATION OF NET LOSS:
  General Partners                        $    (8,902)    $    (8,486)  $   (24,394)    $   (31,355)
                                          ===========     ===========   ===========     ===========

  Limited Partners                        $  (881,338)    $  (840,133)  $(2,415,040)    $(3,104,139)
                                          ===========     ===========   ===========     ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                        $     (5.05)    $     (4.81)  $    (13.85)    $    (17.80)
                                          ===========     ===========   ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                 174,343         174,343       174,343         174,343
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                             For the Nine Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                                1998           1997
                                                            -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(2,439,434)  $(3,135,494)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                            6,313,083     6,816,498
      Minority interest in consolidated loss                  (1,279,216)   (1,644,223)
      Decrease in trade receivables                              248,499       155,451
      Increase in deposits, prepaid expenses and
        deferred charges                                        (124,577)     (266,738)
      Increase in accrued liabilities and subscriber
        prepayments                                              539,601       357,960
      Increase (decrease) in Managing General Partner
        advances                                                   1,716      (179,858)
                                                             -----------   -----------

          Net cash provided by operating activities            3,259,672     2,103,596
                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                     (3,214,899)   (2,932,246)
                                                             -----------   -----------

          Net cash used in investing activities               (3,214,899)   (2,932,246)
                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                        47,390       831,266
  Repayment of debt                                              (23,563)      (23,411)
                                                             -----------   -----------

          Net cash provided by financing activities               23,827       807,855
                                                             -----------   -----------

Increase (decrease) in cash                                       68,600       (20,795)

Cash, beginning of period                                        124,766        39,236
                                                             -----------   -----------

Cash, end of period                                          $   193,366   $    18,441
                                                             ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                              $ 2,653,171   $ 2,998,629
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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at September 30, 1998 and December 31, 1997, its Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997 and its Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 34.4 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) In July 1998, the Venture entered into an asset purchase agreement to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. The sale was approved by the owners of a majority of the interests of both the Partnership and IDS/Jones Growth Partners 89-B, Ltd. ("89-B"). IDS Cable II Corporation (the "Supervising General Partner") has also consented to the transaction. Upon the closing of the proposed sale of the Aurora System, based upon financial information as of September 30, 1998, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $110,972, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Jones Intercable, Inc. ("JIC"), settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $51,630,000 will be distributed to the Venture's four partners: the Partnership, 89-B, IDS Management Corporation and JIC, in proportion to their ownership interests. The Partnership will receive $33,869,000, or 65.6 percent of the $51,630,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $194 for each $250 limited partnership interest, or $776 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed to the Partnership, 89-B, IDS Management Corporation and JIC. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,153,976, or 65.6 percent. The Partnership would then distribute the $2,153,976 to the limited partners, which would represent an approximate return of $12 for each $250 limited partnership interest, or $48 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

(3) The Managing General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises.

Management fees paid to the Managing General Partner for the three and nine month periods ended September 30, 1998 were $275,045 and $806,147, respectively, compared to $242,790 and $724,868, respectively, for the three and nine month periods ended September 30, 1997.

     The Supervising General Partner and IDS Cable Corporation (the supervising general partner of 89-B) participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three and nine month periods ended September 30, 1998 were $27,505 and $80,615, respectively, compared to $24,279 and $72,487, respectively, for the three and nine month periods ended September 30, 1997.

     The Venture reimburses JIC, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. JIC believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1998 were $308,844 and $933,239, respectively, compared to $261,181 and $820,926, respectively, for the three and nine month periods ended September 30, 1997.

     The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1998 and 1997.

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

     In July 1998, the Venture entered into an asset purchase agreement to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents.
The sale was approved by the owners of a majority of the interests of both the Partnership and IDS/Jones Growth Partners 89-B, Ltd. ("89-B"). IDS Cable II Corporation (the "Supervising General Partner") has also consented to the transaction. Upon the closing of the proposed sale of the Aurora System, based upon financial information as of September 30, 1998, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $110,972, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Jones Intercable, Inc. ("JIC"), settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $51,630,000 will be distributed to the Venture's four partners: the Partnership, 89-B, IDS Management Corporation and JIC, in proportion to their ownership interests. The Partnership will receive $33,869,000, or 65.6 percent of the $51,630,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $194 for each $250 limited partnership interest, or $776 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed to the Partnership, 89-B, IDS Management Corporation and JIC at that time. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,153,976, or 65.6 percent. The Partnership would then distribute the $2,153,976 to the limited partners, which would represent an approximate return of $12 for each $250 limited partnership interest, or $48 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

     For the nine months ended September 30, 1998, the Venture generated net cash from operating activities totaling $3,259,672, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1998, the Venture expended approximately $3,215,000 on capital expenditures. Approximately 46 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 34 percent of the expenditures related to plant extensions to new homes passed. The remainder was for other capital expenditures to maintain the value of the Aurora System until it is sold. Funding for these expenditures was provided by cash generated from operations and cash on hand. Anticipated capital expenditures for the remainder of 1998 are approximately $1,095,000. Approximately 66 percent of the anticipated capital expenditures is for plant extensions to new homes passed. Approximately 9 percent of the anticipated expenditures is for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Aurora System until it is sold. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary and in its discretion, borrowings from JIC. The Venture is obligated to conduct its business in the ordinary course until the Aurora System is sold.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of September 30, 1998. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. All of these amounts owed to these related parties will be paid by the Venture with proceeds to be received on the proposed sale of the Aurora System.

     The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At September 30, 1998, all $47,000,000 was outstanding under this agreement. The entire outstanding balance of the revolving credit and term loan agreement will be repaid by the Venture with proceeds from the proposed sale of the Aurora System. Interest on the credit facility is at the Venture's option of the Prime Rate plus .5 percent, the London Interbank Offered Rate plus 1.5 percent or the Certificate of Deposit Rate plus 1.625 percent. The effective interest rates on outstanding obligations to non-affiliates as of September 30, 1998 and 1997 were 7.18 percent and 7.32 percent, respectively.

     The Venture will rely on cash generated from operations and, if necessary and in its discretion, advances from JIC to meet its liquidity needs until the Aurora System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $645,081, or approximately 13 percent, to $5,500,894 for the three month period ended September 30, 1998 compared to $4,855,813 for the comparable 1997 period. Revenues increased $1,625,565, or approximately 11 percent, to $16,122,933 for the nine months ended September 30, 1998 compared to $14,497,368 for the comparable 1997 period. Increases in basic service revenues primarily accounted for the increases in revenues for the three and nine month periods ended September 30, 1998. Basic service rate increases accounted for approximately 36 percent and 38 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1998. Increases in the number of basic service subscribers accounted for approximately 34 percent and 42 percent, respectively, of the increases in revenues for the three and nine month periods. The number of basic service subscribers increased 3,054, or approximately 6 percent, to 51,665 at September 30, 1998 compared to 48,611 at September 30, 1997. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $369,030, or approximately 14 percent, to $2,997,425 for the three month period ended September 30, 1998 compared to $2,628,395 for the comparable 1997 period. Operating expenses increased $726,000, or approximately 9 percent, to $8,754,851 for the nine months ended September 30, 1998 compared to $8,028,851 for the comparable 1997 period. Increases in programming fees primarily accounted for the increases in operating expenses for the three and nine month periods. No other individual factor contributed significantly to the increases in operating expenses. Operating expenses represented 54 percent of revenues for both of the three month periods ended September 30, 1998 and 1997, and 54 percent and 55 percent, respectively, of revenues for the nine month periods ended September 30, 1998 and 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $276,051, or approximately 12 percent, to $2,503,469 for the three month period ended September 30, 1998 compared to $2,227,418 for the comparable 1997 period. Operating cash flow increased $899,565, or approximately 14 percent, to $7,368,082 for the nine months ended September 30, 1998 compared to $6,468,517 for the comparable 1997 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners increased $83,144, or approximately 16 percent, to $611,394 for the three month period ended September 30, 1998 compared to $528,250 for the comparable 1997 period. Management and supervision fees and allocated overhead from the General Partners increased $201,720, or approximately 12 percent, to $1,820,001 for the nine months ended September 30, 1998 compared to $1,618,281 for the comparable 1997 period. These increases were primarily due to the timing of certain expenses allocated from JIC and to the increases in revenues upon which such management and supervision fees are based.

     Depreciation and amortization expense increased $189,306, or approximately 9 percent, to $2,207,141 for the three month period ended September 30, 1998 compared to $2,017,835 for the comparable 1997 period. This increase was primarily due to capital additions in 1998. Depreciation and amortization expense decreased $503,415, or approximately 7 percent, to $6,313,083 for the nine months ended September 30, 1998 compared to $6,816,498 for the comparable 1997 period. This decrease was primarily due to the maturation of a portion of the intangible asset base.

     Operating loss decreased $3,601, or approximately 1 percent, to $315,066 for the three month period ended September 30, 1998 compared to $318,667 for the similar 1997 period. This decrease was due to the increase in operating cash flow exceeding the increases in management and supervision fees and allocated overhead from the General Partners and depreciation and amortization expense. Operating loss decreased $1,201,260, or approximately 61 percent, to $765,002 for the nine months ended September 30, 1998 compared to $1,966,262 in 1997. This decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization expense exceeding the increase in management and supervision fees and allocated overhead from the General Partners.

     Interest expense decreased $111,332, or approximately 11 percent, to $891,653 for the three month period ended September 30, 1998 compared to $1,002,985 for the comparable 1997 period. Interest expense decreased $41,623, or approximately 1 percent, to $2,786,417 for the nine months ended September 30, 1998 compared to $2,828,040 for the comparable 1997 period. These decreases were due to lower effective interest rates on interest bearing obligations.

     Consolidated loss increased $63,448, or approximately 5 percent, to $1,357,074 for the three month period ended September 30, 1998 compared to $1,293,626 for the comparable 1997 period. This increase was primarily due to the increase in depreciation and amortization expense. Consolidated loss decreased $1,061,067, or approximately 22 percent, to $3,718,650 for the nine months ended September 30, 1998 compared to $4,779,717 for the comparable 1997 period. This decrease was due to the factors discussed above.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Aurora System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. A vote of the limited partners was conducted by the Managing General Partner by mail in September and October 1998. Limited partners of record at the close of business on August 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the final results of the vote of the limited partners:



                                         No. of
                                        Interests        Approved       Against       Abstained      Did Not Vote
                                        Entitled to    -------------  -----------   ------------    --------------
                                           Vote          No.     %      No.    %      No.    %        No.      %
                                      ------------     -------  ----  ------  ---   ------  ----    -------  -----
         Aurora System Sale              174,343        89,211  51.1   3,315  1.9    3,531   2.0     78,286   45.0


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


Dated:  November 13, 1998