Form 10-K405
period 1998-12-31
IDS JONES GROWTH PARTNERS II L P
filed 1999-03-30
CIK 850669

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K
OR ANY AMENDMENT TO THIS FORM 10-K.    X
                                    ------


                DOCUMENTS INCORPORATED BY REFERENCE:       NONE



(40966)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

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

          The Partnership and IDS/Jones Growth Partners 89-B, Ltd., an affiliated Colorado limited partnership ("Growth Partners 89-B"), formed a Colorado general partnership known as IDS/Jones Joint Venture Partners (the "Venture") for the purpose of acquiring cable television systems. Jones Cable Corporation also serves as the managing general partner of Growth Partners 89-B. IDS Cable Corporation, a wholly owned subsidiary of IDS Management Corporation, which is a wholly owned subsidiary of American Express Financial Corporation, acts as supervising general partner of Growth Partners 89-B. IDS Management Corporation and Intercable each have an approximate 5 percent equity interest in the Venture, the Partnership has a 65.6 percent interest in the Venture, and Growth Partners 89-B has a 24.4 percent interest in the Venture.

          Neither the Partnership nor the Venture currently own any cable television system. In December 1998, the Venture sold its cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"). See Disposition of Cable Television System below.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in Intercable during April 1999. As a result of this transaction, it is expected that the current management of Intercable and the Managing General Partner and a majority of the Board of Directors of Intercable and the Board of Directors of the Managing General Partner will be replaced by Comcast.

Disposition of Cable Television System

          In December 1998, the Venture sold the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. The sale was approved by the owners of a majority of the interests of both the Partnership and Growth Partners 89-B, the Managing General Partner and the Supervising General Partner. Following the sale of the Aurora System, the Venture repaid all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $118,558, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Intercable, settled working capital adjustments and deposited $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $51,374,610 were distributed to the Venture's four partners: the Partnership, Growth Partners 89-B, IDS Management Corporation and Intercable, in proportion to their ownership interests. The Partnership received $33,678,970, or 65.6 percent of the $51,374,610 distribution, which the Partnership distributed in December 1998 to its limited partners of record as of December 4, 1998. This distribution provided the Partnership's limited partners an approximate return of $193 for each $250 limited partnership interest, or $772 for each $1,000 invested in the Partnership.

          The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow from December 4, 1998 until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture will then distribute the balance to the Partnership, Growth Partners 89-B, IDS Management Corporation and Intercable. The Partnership would then distribute 65.5 percent of this amount to its limited partners of record as of December 4, 1998. The Venture and the Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Aurora System represented the only remaining operating asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amount remaining from the interest-bearing indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

          Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Aurora System (December 4, 1998) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The Managing General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the Managing General Partner will approve no transfers of limited partnership interests after December 4, 1998.


                              ITEM 2.  PROPERTIES
                              -------------------

          As of December 31, 1998, neither the Partnership nor the Venture owned any cable television systems.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          The sale of the Aurora System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership.
A vote of the limited partners was conducted by the Managing General Partner by mail in September and October 1998. Limited partners of record as of the close of business on August 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners:

No. of Interests
Entitled to Vote                   Approved       Against      Abstained     Did Not Vote
----------------               --------------  ------------  ------------  --------------
                                No.      %      No.     %     No.     %     No.      %
                               ------  ------  -----  -----  -----  -----  ------  ------

   174,343                     89,211  51.17   3,315  1.90   3,531  2.03   78,286  44.90

                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $55 to $152 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 6,618.

ITEM 6. SELECTED FINANCIAL DATA


                                                               For the Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                          1998               1997            1996            1995            1994
                                      ------------       ------------    ------------    ------------    ------------
Revenues                              $ 20,456,640       $ 19,713,788    $ 18,394,451    $ 16,860,900    $ 15,388,489
Depreciation and Amortization            8,199,268          9,071,373       9,990,694      10,317,694      10,601,501
Operating Loss                          (2,021,088)        (2,378,678)     (4,556,911)     (5,411,813)     (5,888,186)
Minority Interest in Consolidated
  (Income) Loss                        (22,383,769)         2,108,575       2,882,115       3,154,893       3,061,563
Net Income (Loss)                       42,364,019(a)      (4,021,003)     (5,496,125)     (6,016,306)     (5,838,329)
Net Income (Loss) per Limited
  Partnership Unit                          240.40(a)          (22.83)         (31.21)         (34.16)         (33.15)
Weighted Average Number of Limited
  Partnership Units Outstanding            174,343            174,343         174,343         174,343         174,343
General Partners' Deficit                     --             (451,155)       (410,945)       (355,984)       (295,821)
Limited Partners' Capital (Deficit)      1,112,707         (7,121,187)     (3,140,394)      2,300,770       8,256,913
Total Assets                             3,283,500         42,162,099      46,258,004      51,448,914      57,752,046
Debt                                          --           50,093,792      48,693,134      45,909,122      43,566,064
Managing General Partner Advances             --              343,974         398,507         331,185         933,949

(a) Net income resulted primarily from the sale of the Aurora System in December 1998 by IDS/Jones Joint Venture Partners.



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

FINANCIAL CONDITION

IDS/Jones Growth Partners II, L.P. -

         The Partnership owns a 65.6 percent interest in the Venture. The Venture owned the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane counties, all in the State of Illinois (the "Aurora System") until its sale in December 1998. During 1998, the Partnership's interest in the Venture increased $8,685,049 to a net investment of $1,112,707 at December 31, 1998. This increase represents the Partnership's proportionate share of the gain recognized from the sale of the Aurora System offset by the distributions from and losses generated by the Venture in 1998. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its financial condition.

IDS/Jones Joint Venture Partners -

         On December 4, 1998, the Venture sold the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. The sale was approved by the owners of a majority of the interests of both the Partnership and IDS/Jones Growth Partners 89-B, Ltd. ("Growth Partners 89-B"). IDS Cable II Corporation (the "Supervising General Partner") also consented to the transaction. The Venture repaid all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $118,558, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Jones Intercable, Inc. ("Intercable"), settled working capital adjustments, and deposited $3,283,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of approximately $51,374,610 were distributed to the Venture's four partners: the Partnership, Growth Partners 89-B, IDS Management Corporation and Intercable, in proportion to their ownership interests. The Partnership received $33,678,970, or 65.6 percent of the $51,374,610 distribution, which the Partnership distributed in December 1998 to its limited partners of record as of December 4, 1998. This distribution provided the Partnership's limited partners an approximate return of $193 for each $250 limited partnership interest, or $772 for each $1,000 invested in the Partnership.

         The $3,283,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and then the Venture will distribute the remaining balance to the Partnership, Growth Partners 89-B, IDS Management Corporation and Intercable. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,153,976, or 65.6 percent. The Partnership would then distribute this amount to its limited partners of record as of December 4, 1998. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Aurora System represented the only operating asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

Year 2000 Issue

         The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the Aurora System sale on December 4, 1999, and the planned liquidation and dissolution of the Partnership in 1999, the Year 2000 issue will not have a material effect on the Partnership.

RESULTS OF OPERATIONS

IDS/Jones Growth Partners II, L.P. -

         All of the operations of the Partnership are represented exclusively by its 65.6 percent interest in the Venture. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture immediately below for details pertaining to its operations.

IDS/Jones Joint Venture Partners -

         Due to the Aurora System sale on December 4, 1998, which was the Venture's last remaining operating asset, a full discussion of results of operations would not be comparable. For the year ended December 31, 1998, the Venture had total revenues of $20,456,640 and generated an operating loss of $2,021,088. Because of the gain of $70,031,908 on the sale of the Aurora System, the Partnership realized net income of $42,364,019, or $240.40 per limited partnership unit, in 1998. The Venture and the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account referred to above, most likely in the fourth quarter of 1999.



ITEM 8.  FINANCIAL STATEMENTS

         The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of IDS/Jones Growth Partners II, L.P.:

         We have audited the accompanying consolidated balance sheets of IDS/JONES GROWTH PARTNERS II, L.P. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 12, 1999.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS



                                                                    December 31,
                                                           ---------------------------
                     ASSETS                                    1998           1997
                                                           ------------   ------------

CASH                                                       $       --     $    124,766

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $-0- and $91,156 at
  December 31, 1998 and 1997, respectively                         --          565,702

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           --       47,080,064
  Less- accumulated depreciation                                   --      (23,938,318)
                                                           ------------   ------------

                                                                   --       23,141,746

  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $55,831,988 at
    December 31, 1998 and 1997, respectively                       --       17,866,007
                                                           ------------   ------------

         Total investment in cable television properties           --       41,007,753


DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES               3,283,500        463,878
                                                           ------------   ------------

         Total assets                                      $  3,283,500   $ 42,162,099
                                                           ============   ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                             ----------------------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)             1998            1997
                                                             ------------    ------------
LIABILITIES:
  Debt                                                       $       --      $ 50,093,792
  Managing General Partner advances                                  --           343,974
  Trade accounts payable and accrued liabilities                1,587,562       3,342,658
  Subscriber prepayments                                             --            58,915
                                                             ------------    ------------

         Total liabilities                                      1,587,562      53,839,339
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST IN JOINT VENTURE                                583,231      (4,104,898)
                                                             ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                               500             500
    Accumulated deficit                                              (500)       (451,655)
                                                             ------------    ------------

                                                                     --          (451,155)
                                                             ------------    ------------

  Limited Partners-
    Net contributed capital (174,343 units
      outstanding at December 31, 1998 and 1997)               37,256,546      37,256,546
    Distributions                                             (33,678,970)           --
    Accumulated deficit                                        (2,464,869)    (44,377,733)
                                                             ------------    ------------

                                                                1,112,707      (7,121,187)
                                                             ------------    ------------

         Total liabilities and partners' capital (deficit)   $  3,283,500    $ 42,162,099
                                                             ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                            --------------------------------------------
                                               1998             1997            1996
                                            ------------    ------------    ------------
REVENUES                                    $ 20,456,640    $ 19,713,788    $ 18,394,451

COSTS AND EXPENSES:
  Operating expenses                          11,893,511      10,837,726      10,733,857
  Management and supervision
    fees and allocated overhead
    from General Partners                      2,384,949       2,183,367       2,226,811
  Depreciation and amortization                8,199,268       9,071,373       9,990,694
                                            ------------    ------------    ------------

OPERATING LOSS                                (2,021,088)     (2,378,678)     (4,556,911)
                                            ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                            (3,440,861)     (3,759,271)     (3,757,477)
  Gain on sale of cable television system     70,031,908            --              --
  Other, net                                     177,829           8,371         (63,852)
                                            ------------    ------------    ------------

    Total other income (expense), net         66,768,876      (3,750,900)     (3,821,329)
                                            ------------    ------------    ------------

CONSOLIDATED INCOME (LOSS) BEFORE
  MINORITY INTEREST                           64,747,788      (6,129,578)     (8,378,240)

MINORITY INTEREST IN CONSOLIDATED
  (INCOME) LOSS                              (22,383,769)      2,108,575       2,882,115
                                            ------------    ------------    ------------

NET INCOME (LOSS)                           $ 42,364,019    $ (4,021,003)   $ (5,496,125)
                                            ============    ============    ============

ALLOCATION OF NET INCOME (LOSS):
  General Partners                          $    451,155    $    (40,210)   $    (54,961)
                                            ============    ============    ============

  Limited Partners                          $ 41,912,864    $ (3,980,793)   $ (5,441,164)
                                            ============    ============    ============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                          $     240.40    $     (22.83)   $     (31.21)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                  174,343         174,343         174,343
                                            ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                   Year Ended December 31,
                                        --------------------------------------------
                                            1998            1997            1996
                                        -------------   ------------    ------------
GENERAL PARTNERS:
  Jones Cable Corporation
           Balance, beginning of year   $   (225,577)   $   (205,472)   $   (177,992)
           Net income (loss) for year        225,577         (20,105)        (27,480)
                                        ------------    ------------    ------------

           Balance, end of year         $       --      $   (225,577)   $   (205,472)
                                        ============    ============    ============

  IDS Cable II Corporation
           Balance, beginning of year   $   (225,578)   $   (205,473)   $   (177,992)
           Net income (loss) for year        225,578         (20,105)        (27,481)
                                        ------------    ------------    ------------

           Balance, end of year         $       --      $   (225,578)   $   (205,473)
                                        ============    ============    ============

  Total
           Balance, beginning of year   $   (451,155)   $   (410,945)   $   (355,984)
           Net income (loss) for year        451,155         (40,210)        (54,961)
                                        ------------    ------------    ------------

           Balance, end of year         $       --      $   (451,155)   $   (410,945)
                                        ============    ============    ============

LIMITED PARTNERS:
           Balance, beginning of year   $ (7,121,187)   $ (3,140,394)   $  2,300,770
           Distributions                 (33,678,970)           --              --
           Net income (loss) for year     41,912,864      (3,980,793)     (5,441,164)
                                        ------------    ------------    ------------

           Balance, end of year         $  1,112,707    $ (7,121,187)   $ (3,140,394)
                                        ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31,
                                                          -----------------------------------------------
                                                               1998            1997             1996
                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  42,364,019    $  (4,021,003)   $  (5,496,125)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating
     activities:
      Depreciation and amortization                           8,199,268        9,071,373        9,990,694
      Gain on sale of cable television system               (70,031,908)            --               --
      Minority interest in consolidated income (loss)        22,383,769       (2,108,575)      (2,882,115)
      Amortization of interest rate protection contract            --               --             52,500
      Decrease (increase) in trade receivables, net             565,702          (79,424)         (23,180)
      Increase in deposits, prepaid expenses and
        deferred charges                                       (964,253)        (346,473)        (194,372)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments       (1,814,011)         687,548          335,996
      Increase (decrease) in advances from
        Managing General Partner                               (343,974)         (54,533)          67,322
                                                          -------------    -------------    -------------

         Net cash provided by
           operating activities                                 358,612        3,148,913        1,850,720
                                                          -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (4,231,476)      (4,464,041)      (4,602,299)
  Proceeds from sale of cable television system,
    net of escrow                                           105,216,500             --               --
                                                          -------------    -------------    -------------

         Net cash provided by (used in)
           investing activities                             100,985,024       (4,464,041)      (4,602,299)
                                                          -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                       47,390        1,431,266        7,829,712
  Repayment of debt                                         (50,141,182)         (30,608)      (5,045,700)
  Distribution to limited partners                          (33,678,970)            --               --
  Distributions to Venture Partners                         (17,695,640)            --               --
                                                          -------------    -------------    -------------

         Net cash provided by (used in)
           financing activities                            (101,468,402)       1,400,658        2,784,012
                                                          -------------    -------------    -------------

Increase (decrease) in cash                                    (124,766)          85,530           32,433

Cash, beginning of year                                         124,766           39,236            6,803
                                                          -------------    -------------    -------------

Cash, end of year                                         $        --      $     124,766    $      39,236
                                                          =============    =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                           $   5,334,479    $   3,644,227    $   3,434,691
                                                          =============    =============    =============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         IDS/Jones Growth Partners II, L.P. (the "Partnership"), a Colorado limited partnership, was formed on November 9, 1989, pursuant to a public offering. The Partnership was formed to acquire, develop and operate cable television systems. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner" and manager of the Partnership. IDS Cable II Corporation, a Minnesota corporation, is the "Supervising General Partner" of the Partnership. IDS Cable Corporation is the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd. ("Growth Partners 89-B") and Jones Cable Corporation is the Managing General Partner of Growth Partners 89-B. Jones Intercable, Inc. ("Intercable"), the parent of Jones Cable Corporation, managed the cable television system purchased by IDS/Jones Joint Venture Partners (the "Venture"). Intercable and its subsidiaries also own and operate cable television systems as well as manage cable television systems for other limited partnerships for which it is general partner. The Managing General Partner and the Supervising General Partner are referred to as the "General Partners."

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

         Formation of Joint Venture

         On May 30, 1990, the Partnership and Growth Partners 89-B formed the Venture. The Partnership's offering closed on September 30, 1991 with limited partner subscriptions totaling $43,585,750, of which $37,592,709 was contributed to the Venture. In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, Intercable and IDS Management Corporation each made equity investments of $2,872,000 in the Venture under the joint venture agreement between the joint venture partners. Profits, losses and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. As a result of their equity contributions to the Venture described above, ownership percentages of the Venture are detailed below:

         The Partnership                           65.6%
         Growth Partners 89-B                      24.4%
         Intercable                                 5.0%
         IDS Management Corporation                 5.0%
                                                 -------
                                                  100.0%

         The Venture was formed for the purpose of acquiring the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane counties, all in the State of Illinois (the "Aurora System").

         Sale of Cable Television System

         On December 4, 1998, the Venture sold the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. The sale was approved by the owners of a majority of the interests of both the Partnership and Growth Partners 89-B, Ltd. The Supervising General Partner also consented to the transaction. The Venture repaid all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $118,558, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Intercable, settled working capital adjustments, and deposited $3,283,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of approximately $51,374,610 were distributed to the Venture's four partners: the Partnership, Growth Partners 89-B, IDS Management Corporation and Intercable, in proportion to their ownership interests. The Partnership received $33,678,970, or 65.6 percent of the $51,374,610 distribution, which the Partnership distributed in December 1998 to its limited partners of record as of December 4, 1998. This distribution provided the Partnership's limited partners an approximate return of $193 for each $250 limited partnership interest, or $772 for each $1,000 invested in the Partnership.

         The $3,283,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and then the Venture will distribute the remaining balance to the Partnership, Growth Partners 89-B, IDS Management Corporation and Intercable. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $2,153,976, or 65.6 percent. The Partnership would then distribute this amount to its limited partners of record as of December 4, 1998. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Aurora System represented the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

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

         Property, Plant and Equipment

         Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

         Cable distribution systems                 5 - 15 years
         Equipment and tools                        5 -  7 years
         Office furniture and equipment             3 -  5 years
         Buildings                                      30 years
         Vehicles                                   3 -  4 years

         Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

         Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

         Intangible Assets

         Costs assigned to franchises and costs in excess of interests in net assets purchased were amortized using the straight-line method over the following estimated useful lives:

         Franchise costs                         2 years
         Costs in excess of interests
           in net assets purchased              32 years

         Revenue Recognition

         Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         Management Fees, Supervision Fees, Distribution Ratios and Reimbursements

         Intercable managed the Aurora System on behalf of the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to Intercable during the years ended December 31, 1998, 1997 and 1996 were $1,022,832, $985,689 and $919,723, respectively. Intercable has not received and will not receive a management fee after December 4, 1998.

         The Supervising General Partners participated in certain management decisions of the Venture and each received a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid by the Venture to the Supervising General Partners during the years ended December 31, 1998, 1997 and 1996 were $102,283, $98,569 and $91,972, respectively. The Supervising General Partners have not received and will not receive a supervision fee after December 4, 1998.

         The Venture reimbursed Intercable for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, were necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs were based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners were also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses was reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1998, 1997 and 1996 were $1,259,834, $1,099,109 and
$1,215,116, respectively. The Venture will continue to reimburse Intercable for actual time spent on Venture business by employees of Intercable until the Venture is liquidated and dissolved, but the Venture will not bear a revenue-based allocation of overhead and administrative expenses beyond December 4, 1998.

         The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1998, 1997 and 1996.

         During 1998, the Venture was charged interest by Intercable at an average interest rate of 7.05 percent on amounts due Intercable and on the subordinated loans from Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable during the years ended December 31, 1998, 1997 and 1996 was $134,823, $241,938 and $382,725, respectively.

         The Venture was charged interest on the subordinated loans from IDS Management Corporation at an average interest rate of 6.11 percent, which approximated IDS Management Corporation's cost of borrowing. Total interest charged to the Venture by IDS Management Corporation during 1998, 1997 and 1996 was $58,586, $62,737 and $111,741, respectively.

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

         Payments to/from Affiliates for Programming Services

         The Venture received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $38,757, $31,413 and $27,973, respectively, in 1998, 1997 and 1996. Payments to Knowledge TV, Inc. totaled $40,244, $34,932 and $30,139, respectively, in 1998, 1997 and 1996. Payments to
Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $22,875 and $60,279, respectively, in 1997 and 1996. Payments to Great American Country, Inc., which initiated service in 1997, totaled $37,837 and $35,504, respectively, in 1998 and 1997.

         The Venture received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Venture totaling $75,838, $71,847 and $46,841 in 1998, 1997 and 1996, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                    1998            1997
                                 ------------   ------------

Cable distribution systems       $       --     $ 45,270,244
Equipment and tools                      --          982,821
Office furniture and equipment           --          331,660
Vehicles                                 --          416,054
Buildings                                --           79,285
                                 ------------   ------------

                                         --       47,080,064

Less- accumulated depreciation           --      (23,938,318)
                                 ------------   ------------

                                 $       --     $ 23,141,746
                                 ============   ============

(5)      DEBT

         Debt consisted of the following:

                                        December 31,
                                  -------------------------
                                     1998           1997
                                  -----------   -----------
Lending institutions-
  Revolving credit agreement      $      --     $47,000,000
Affiliated entities-
  Subordinated loans:
     Intercable                          --       2,006,647
     IDS Management Corporation          --       1,000,000
Capital lease obligations                --          87,145
                                  -----------   -----------
                                  $      --     $50,093,792
                                  ===========   ===========

         The Venture had a $47,000,000 revolving credit agreement, which was paid in full upon the sale of the Aurora System. Interest on the revolving credit agreement was at the Venture's option of the Prime Rate plus .5 percent, the London Interbank Offered Rate plus 1.5 percent or the Certificate of Deposit Rate plus 1.625 percent. The effective interest rate on outstanding obligations at December 31, 1997 was 7.52 percent.

         The Venture's capital lease obligations were paid in December 1998 from proceeds from the sale of the Aurora System.

         At December 31, 1997, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt was estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)      COMMITMENTS AND CONTINGENCIES

         From the Venture's sale of the Aurora System, $3,283,500 of the sale proceeds were placed in an interest-bearing indemnity escrow account and will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and then the Venture will distribute the remaining balance to the Partnership, Growth Partners 89-B, IDS Management Corporation and Intercable.

(7)      INCOME TAXES

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

         Taxable income or loss reported by the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income and the net income reported in the statements of operations.

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:

                                                         Year Ended December 31,
                                                --------------------------------------
                                                    1998          1997         1996
                                                -----------   -----------   ----------
Maintenance and repairs                         $   133,032   $   142,981   $  141,422
                                                ===========   ===========   ==========

Taxes, other than income and payroll taxes      $    32,175   $    33,847   $   25,399
                                                ===========   ===========   ==========

Advertising                                     $   248,621   $   243,977   $  249,828
                                                ===========   ===========   ==========

Depreciation of property, plant and equipment   $3,763,130     $3,708,135   $3,203,024
                                                ==========    ===========   ==========

Amortization of intangible assets               $4,436,138     $5,363,238   $6,787,670
                                                ==========    ===========   ==========

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

Name                                               Age  Positions with the Managing General Partner
----                                               ---  -------------------------------------------

Glenn R. Jones                                      69  Chairman of the Board and Chief Executive Officer
James B. O'Brien                                    49  President
Kevin P. Coyle                                      47  Vice President/Finance
Elizabeth M. Steele                                 47  Vice President and Secretary


          Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the Company's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. James B. O'Brien, Jones Intercable, Inc.'s President, joined Jones Intercable, Inc. in January 1982. Prior to being elected President and a director of Jones Intercable, Inc. in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Jones Intercable, Inc.'s Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

          Kevin P. Coyle was elected Vice President of Finance of the Managing General Partner in February 1989. Mr. Coyle is the principal financial and accounting officer of the Managing General Partner. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

          Ms. Elizabeth M. Steele has served as Secretary of the Managing General Partner since August 1987 and Vice President since February 1989. Ms. Elizabeth M. Steele joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the Company, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc..

          Certain information concerning directors and executive officers of the Supervising General Partner is set forth below. Directors of the Supervising General Partner serve until the next annual meeting of the Supervising General Partner and until their successors shall be elected and qualified.

Name                                                 Age   Positions with the Supervising General Partner
----                                                 ---   ---------------------------------------------------

Peter J. Slattery                                      32  President and Director
John M. Knight                                         45  Vice President and Director
Jeffrey S. Horton                                      36  Vice President, Treasurer and Director
Bradley C. Nelson                                      33  Vice President
Ronald W. Powell                                       52  Vice President

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


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel were required to operate cable television systems owned by the Venture. Such personnel were employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment was charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

          Until December 4, 1998, the Managing General Partner and its affiliates engaged in certain transactions with the Venture as contemplated by the limited partnership agreement of the Partnership. The Managing General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Venture from unaffiliated parties. This determination has been made by the Managing General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Venture from unaffiliated parties.

          Until December 4, 1998, the Supervising General Partner and its affiliates engaged in certain transactions with the Venture as contemplated by the limited partnership agreement of the Partnership. The Supervising General Partner believes that the terms of such transactions, which are set forth in the Partnership's limited partnership agreement, were generally as favorable as could be obtained by the Venture from unaffiliated parties. This determination has been made by the Supervising General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Venture from unaffiliated parties.

Transactions with the Managing General Partner and the Supervising General
Partner

          The Managing General Partner managed the Aurora System on behalf of the Venture and, until December 4, 1998, the date of the sale of the Aurora System, the Managing General Partner received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The Managing General Partner will not receive a management fee after December 4, 1998.

          The Supervising General Partner participated in certain management decisions of the Venture and received a fee for its services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The Supervising General Partner will not receive a fee after December 4, 1998.

          The Venture reimbursed Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs were based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner were also allocated a proportionate share of these expenses. The Venture will continue to reimburse the Managing General Partner for actual time spent on Venture business by employees of the General Partner until Venture and the Partnership are liquidated and dissolved, but neither the Venture nor the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond December 4, 1998.

          Intercable, the parent of the Managing General Partner, from time to time has also advanced funds to the Venture and charged interest on the balance payable. The interest rate charged approximated Intercable's weighted average cost of borrowing.

Transactions with Affiliates

          Jones International, Ltd. ("International"), a company owned by Glenn
R. Jones and certain of its subsidiaries, provided various services to the Venture, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Venture, as described below.

          Knowledge TV, Inc., a company owned by Mr. Jones, affiliates of International, Intercable and BCI Telecom Holdings, Inc., a principal shareholder of Intercable, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Until December 4, 1998, Knowledge TV, Inc. provided its programming to the Aurora System.

          Until December 4, 1998, the Great American Country network provided country music video programming to the Aurora System. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd.

          Jones Galactic Radio, Inc. is a susidiary of Jones International Networks, Ltd., an affiliate of Intercable. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provided satellite programming to the Aurora System until December 4, 1998.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Venture from the PIN Venture relating to the Aurora System totaled approximately $71,847 for the year ended December 31, 1998.

          The activities of the Partnership are limited to its equity ownership in the Venture. The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                       For the Year Ended December 31,
                                                    ---------------------------------------------------------------------
                                                            1998                    1997                    1996
                                                    ---------------------  ----------------------  ----------------------
Management fees                                                $1,022,832              $  985,689              $  919,723
Supervision fees                                                  102,283                  98,569                  91,972
Allocation of expenses                                          1,259,834               1,099,109               1,215,116
Interest expense on advances and loans from the
   Managing General Partner and Intercable                        134,823                 241,938                 382,725
Interest expense on loan from IDS Management
   Corporation                                                     58,586                  62,737                 111,741
Amount of notes and advances outstanding                                0                 343,974                 382,725
Highest amount of notes and advances outstanding                  345,690                 343,974               1,556,731
Programming fees:
  Knowledge TV, Inc.                                           $   40,244              $   34,932              $   30,139
  Great American Country                                           37,837                  35,504                       0
  Superaudio                                                       38,757                  31,413                  27,973

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

3.                 The following exhibits are filed herewith:

  4.1              Limited Partnership Agreement for IDS/Jones Growth Partners II, L.P. (1)

  10.1             Asset Purchase Agreement dated as of July 10, 1998 between TCI Communications, Inc. and
                   IDS/Jones Joint Venture Partners. (2)

  27               Financial Data Schedule

__________

  (1)              Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II
                   (Commission File No. 0-18133) for fiscal year ended December 31, 1990.

  (2)              Incorporated by reference from the Preliminary Proxy Statement on Schedule 14A of IDS/Jones
                   Growth Partners II, L.P. (Commission File No. 0-18133) filed with the Securities and Exchange
                   Commission on August 7, 1998.

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

                                    IDS/JONES GROWTH PARTNERS II, L.P.
                                    a Colorado limited partnership
                                      By Jones Cable Corporation,
                                        its Managing General Partner


                                      By:  /s/ Glenn R. Jones
                                           ------------------
                                           Glenn R. Jones
                                           Chairman of the Board and
Dated:  March 24, 1999                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                    By:  /s/ Glenn R. Jones
                                         ------------------
                                         Glenn R. Jones
                                         Chairman of the Board and
                                         Chief Executive Officer
Dated:  March 24, 1999                   (Principal Executive Officer)


                                    By:  /s/ Kevin P. Coyle
                                         ------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial and
Dated:  March 24, 1999                   Accounting Officer)