Form 10-Q
period 1999-03-31
IDS JONES GROWTH PARTNERS II L P
filed 1999-05-14
CIK 850669

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1999
                               ______________

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _______________ to _________________________

                        Commission File Number: 0-18133


                        IDS/JONES GROWTH PARTNERS II, L.P.
______________________________________________________________________________
               Exact name of registrant as specified in charter


Colorado                                                           #84-1060548
______________________________________________________________________________
State of organization                                   I.R.S. employer I.D. #

                1500 Market Street, Philadelphia, PA 19102-2148
                _______________________________________________
                     Address of principal executive office

                               (215) 665-1700
                               ______________
                         Registrant's telephone number


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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,       December 31,
                                 ASSETS                                                    1999               1998
                                 ------                                                ----------        -------------
Proceeds from sale in escrow                                                          $ 3,332,752         $ 3,283,500
                                                                                      -----------         -----------
           Total assets                                                               $ 3,332,752         $ 3,283,500
                                                                                      ===========         ===========

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                            $ 1,985,270         $ 1,587,562
                                                                                      -----------         -----------
           Total liabilities                                                            1,985,270           1,587,562
                                                                                      -----------         -----------
MINORITY INTEREST IN JOINT VENTURE                                                        463,362             583,231
                                                                                      -----------         -----------
PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                                       500                 500
    Accumulated deficit                                                                      (500)               (500)
                                                                                      -----------         -----------
                                                                                           -                   -
                                                                                      -----------         -----------
  Limited Partners-
    Net contributed capital (174,343 units outstanding at
      March 31, 1999 and December 31, 1998)                                            37,256,546          37,256,546
    Distributions                                                                     (33,678,970)        (33,678,970)
    Accumulated deficit                                                                (2,693,456)         (2,464,869)
                                                                                      -----------         -----------
                                                                                          884,120           1,112,707
                                                                                      -----------         -----------
           Total liabilities and partners' capital                                    $ 3,332,752         $ 3,283,500
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                          --------------------------------
                                                                                              1999                1998
                                                                                          ----------           -----------
REVENUES                                                                                  $  -                 $ 5,137,941

COSTS AND EXPENSES:
  Operating expenses                                                                         -                   2,779,999
  Management and supervision fees and allocated
     overhead from General Partners                                                          -                     577,439
  Depreciation and amortization                                                              -                   1,945,088
                                                                                          ----------           -----------
OPERATING LOSS                                                                               -                    (164,585)
                                                                                          ----------           -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                                           -                    (945,163)
  Other, net                                                                                (348,456)               (2,756)
                                                                                          ----------           -----------
           Total other income (expense), net                                                (348,456)             (947,919)
                                                                                          ----------           -----------
CONSOLIDATED LOSS                                                                           (348,456)           (1,112,504)

MINORITY INTEREST IN CONSOLIDATED LOSS                                                       119,869               382,701
                                                                                          ----------           -----------
NET LOSS                                                                                   $(228,587)          $  (729,803)
                                                                                          ==========           ===========
ALLOCATION OF NET LOSS:
  General Partners                                                                         $ -                 $    (7,298)
                                                                                          ==========           ===========
  Limited Partners                                                                         $(228,587)          $  (722,505)
                                                                                          ==========           ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT                                                      $   (1.31)          $     (4.14)
                                                                                          ==========           ===========
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                                          174,343               174,343
                                                                                          ==========           ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                          --------------------------------
                                                                                              1999                1998
                                                                                          -----------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $(228,587)         $  (729,803)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                                          -                 1,945,088
      Minority interest in consolidated loss                                               (119,869)            (382,701)
      Decrease in trade receivables                                                          -                   174,004
      Increase in proceeds from sale in escrow                                              (49,252)              -
      Increase in deposits, prepaid expenses and deferred charges                            -                   (27,932)
      Increase in accounts payable, accrued liabilities and subscriber
        prepayments                                                                         397,708               78,367
      Decrease in advances from Managing General Partner                                     -                   (13,353)
                                                                                          ---------          -----------
           Net cash provided by operating activities                                         -                 1,043,670
                                                                                          ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                    -                (1,020,052)
                                                                                          ---------          -----------
           Net cash used in investing activities                                             -                (1,020,052)
                                                                                          ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                          -                    (7,196)
                                                                                          ---------          -----------
           Net cash used in financing activities                                             -                    (7,196)
                                                                                          ---------          -----------
Increase in cash                                                                             -                    16,422

Cash, beginning of period                                                                    -                   124,766
                                                                                          ---------          -----------
Cash, end of period                                                                       $  -               $   141,188
                                                                                          =========          ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                           $  -               $   893,515
                                                                                          =========          ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three month periods ended
March 31, 1999 and 1998.

         The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), including the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"), reduced by the 34.4 percent minority interests in the Venture. All interpartnership accounts and transactions have been eliminated. As discussed below, the Venture sold the Aurora System on December 4, 1998. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner."

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Intercable"). Comcast now owns approximately 12.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Intercable. Also on that date, Comcast contributed its shares in Intercable to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Intercable owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of Intercable. As a result of this transaction, Intercable is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of Intercable were amended to establish the size of Intercable's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of Intercable resigned: Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of Intercable resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne
H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of Intercable on April 7, 1999: Ralph J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the principal office of Intercable and of the Managing General Partner. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On December 4, 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. The Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an interest-bearing indemnity escrow account and distributed the remaining net sales proceeds of $51,374,610 to its four partners. The Partnership received $33,678,970, or 65.6 percent, of the $51,374,610 distribution. The Partnership in turn distributed these funds to its limited partners.

         The $3,283,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The

Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,985,270 at March 31, 1999, and then the Venture will distribute the remaining balance to its four partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Aurora System represented the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

(3) The Managing General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Aurora System until its sale on December 4, 1998, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner for the three month periods ended March 31, 1999 and 1998 were $-0- and $256,897, respectively. The Managing General Partner has not received and will not receive a management fee after December 4, 1998.

         IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participated in certain management decisions of the Venture and received a fee for their services equal to 1/2 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises. Supervision fees for the three month periods ended March 31, 1999 and 1998 were $-0- and $25,690, respectively. The Supervising General Partner and IDS Cable Corporation have not received and will not receive a supervision fee after December 4, 1998.

         The Venture will continue to reimburse Intercable, the parent of the Managing General Partner, for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the administration of the Venture. Reimbursements made to Intercable by the Venture for overhead and administrative expenses during the three month periods ended March 31, 1999 and 1998 were $5,114 and $294,852, respectively.

         The Supervising General Partner and IDS Cable Corporation may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner or IDS Cable Corporation for overhead and administrative expenses during the three month periods ended March 31, 1999 and 1998.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The Partnership owns a 65.6 percent interest in the Venture. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34.4 percent minority interests in the Venture. The Venture owned the Aurora System until its sale on December 4, 1998.

         On December 4, 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. The Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an interest-bearing indemnity escrow account and distributed the remaining net sales proceeds of $51,374,610 to its four partners. The Partnership received $33,678,970, or 65.6 percent, of the $51,374,610 distribution. The Partnership in turn distributed these funds to its limited partners.

         The $3,283,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,985,270 at March 31, 1999, and then the Venture will distribute the remaining balance to its four partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Aurora System represented the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

RESULTS OF OPERATIONS

         The Venture sold its Aurora System on December 4, 1998 and ceased operations as of such date. Because the Aurora System was the Venture's only operating asset, a discussion of results of operations would not be meaningful. Other expenses of $348,456 incurred in the first quarter of 1999 related to various costs associated with the sale of the Venture's Aurora System. The Venture and the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account referred to above, most likely in the fourth quarter of 1999.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  None.

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


                                  IDS/JONES GROWTH PARTNERS II, L.P.
                                  BY:  JONES CABLE CORPORATION
                                       its Managing General Partner



                                  By:  /S/ Lawrence S. Smith
                                       -------------------------------------
                                       Lawrence S. Smith
                                       Principal Accounting Officer


                                  By:  /S/ Joseph J. Euteneuer
                                       -------------------------------------
                                       Joseph J. Euteneuer
                                       Vice President (Authorized Officer)



Dated:  May 14, 1999