Form 10-Q
period 1999-06-30
IDS JONES GROWTH PARTNERS II L P
filed 1999-08-16
CIK 850669

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly  period ended June 30, 1999
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

                        Commission File Number: 0-18133


                      IDS/JONES GROWTH PARTNERS II, L.P.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                              84-1060548
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                               (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_                                                                   No ___

                      IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,       December 31,
                                 ASSETS                                                  1999             1998
                                 ------                                              ------------     ------------
Proceeds from sale in escrow                                                         $  3,369,692     $  3,283,500
                                                                                      -----------      -----------
           Total assets                                                              $  3,369,692     $  3,283,500
                                                                                      ===========      ===========


                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                           $  1,906,550     $  1,587,562
                                                                                      -----------      -----------

           Total liabilities                                                            1,906,550        1,587,562
                                                                                      -----------      -----------

MINORITY INTEREST IN JOINT VENTURE                                                        503,149          583,231
                                                                                      -----------      -----------

PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                                       500              500
    Accumulated deficit                                                                      (500)            (500)
                                                                                      -----------      -----------

                                                                                                -                -
                                                                                      -----------      -----------

  Limited Partners-
    Net contributed capital (174,343 units outstanding at
      June 30, 1999 and December 31, 1998)                                             37,256,546       37,256,546
    Distributions                                                                     (33,678,970)     (33,678,970)
    Accumulated deficit                                                                (2,617,583)      (2,464,869)
                                                                                      -----------      -----------

                                                                                          959,993        1,112,707
                                                                                      -----------      -----------

           Total liabilities and partners' capital                                   $  3,369,692     $  3,283,500
                                                                                      ===========      ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months Ended                For the Six Months Ended
                                                          June 30,                                 June 30,
                                            -------------------------------------     -----------------------------------
                                                  1999                 1998                 1999               1998
                                            ----------------     ----------------     ----------------    ---------------
REVENUES                                    $              -     $      5,484,098     $              -    $    10,622,039

COSTS AND EXPENSES:
  Operating expenses                                       -            2,977,427                    -          5,757,426
  Management and supervision fees
    and allocated overhead from
    General Partners                                       -              631,168                    -          1,208,607
  Depreciation and amortization                            -            2,160,854                    -          4,105,942
                                            ----------------     ----------------     ----------------    ---------------

OPERATING LOSS                                             -             (285,351)                   -           (449,936)
                                            ----------------     ----------------     ----------------    ---------------

OTHER INCOME (EXPENSE):
  Interest expense                                   (24,839)            (949,601)             (56,879)        (1,894,764)
  Interest income on escrowed proceeds                36,939               -                    86,192                  -
  Other, net                                         103,560              (14,120)            (262,109)           (16,876)
                                            ----------------     ----------------     ----------------    ---------------

     Total other income (expense), net               115,660             (963,721)            (232,796)        (1,911,640)
                                            ----------------     ----------------     ----------------    ---------------

CONSOLIDATED INCOME (LOSS)                           115,660           (1,249,072)            (232,796)        (2,361,576)

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                         (39,787)             429,681               80,082            812,382
                                            ----------------     ----------------     ----------------    ---------------

NET INCOME (LOSS)                           $         75,873     $       (819,391)    $       (152,714)   $    (1,549,194)
                                            ================     ================     ================    ===============

ALLOCATION OF NET
  INCOME (LOSS):
  General Partners                          $              -     $         (8,194)    $              -    $       (15,492)
                                            ================     ================     ================    ===============

  Limited Partners                          $         75,873     $       (811,197)    $       (152,714)   $    (1,533,702)
                                            ================     ================     ================    ===============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                          $            .43     $          (4.66)    $           (.88)   $         (8.80)
                                            ================     ================     ================    ===============

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                        174,343              174,343              174,343            174,343
                                            ================     ================     ================    ===============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                 -------------------------------
                                                                                    1999                1998
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $  (152,714)        $(1,549,194)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                                   -                4,105,942
      Minority interest in consolidated loss                                         (80,082)           (812,382)
      Increase in trade receivables                                                   -                     (219)
      Increase in proceeds from sale in escrow                                       (86,192)             -
      Increase in deposits, prepaid expenses and
        deferred charges                                                              -                  (52,982)
      Increase in accounts payable, accrued liabilities and
        subscriber prepayments                                                       318,988             493,144
      Decrease in advances from Managing General Partner                              -                   (6,805)
                                                                                 -----------         -----------

         Net cash provided by operating activities                                    -                2,177,504
                                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                             -               (2,189,555)
                                                                                 -----------         -----------

         Net cash used in investing activities                                        -               (2,189,555)
                                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                   -                  (14,392)
                                                                                 -----------         -----------

         Net cash used in financing activities                                        -                  (14,392)
                                                                                 -----------         -----------

Decrease in cash                                                                      -                  (26,443)

Cash, beginning of period                                                             -                  124,766
                                                                                 -----------         -----------

Cash, end of period                                                              $    -              $    98,323
                                                                                 ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                  $    -              $ 1,746,469
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at June 30, 1999 and December 31, 1998 and its Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 and its Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), which owned the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"), reduced by the 34.4 percent minority interests in the Venture. All interpartnership accounts and transactions have been eliminated. As discussed below, the Venture sold the Aurora System on December 4, 1998. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner."

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Intercable"). As of April 7, 1999, Comcast owned approximately 12.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Intercable. Also on that date, Comcast contributed its shares in Intercable to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Intercable owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of Intercable. As a result of this transaction, Intercable is now a consolidated public company subsidiary of Comcast Cable.

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

     The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,906,550 at June 30, 1999, and then the Venture will distribute the remaining balance, if any, to its four partners. From its share of this amount, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the limited partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed.

     Although the sale of the Aurora System represented the sale of the only remaining operating asset of the Venture, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be liquidated and dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated. (See Part II, Item 1).

(3) The Managing General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises, until its sale on December 4, 1998. The Managing General Partner has not received and will not receive a management fee after December 4, 1998. Management fees paid to the Managing General Partner for the three and six month periods ended June 30, 1998 were $274,205 and $531,102, respectively.

     IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participated in certain management decisions of the Venture and received a fee for their services equal to 1/2 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises. The Supervising General Partner and IDS Cable Corporation have not received and will not receive a supervision fee after December 4, 1998. Supervision fees for the three and six month periods ended June 30, 1998 were $27,420 and $53,110, respectively.

      The Venture will continue to reimburse Jones Intercable, Inc., the parent of the Managing General Partner, for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the administration of the Venture. Reimbursements made to Jones Intercable, Inc. by the Venture for overhead and administrative expenses during the three and six month periods ended June 30, 1999 were $10,694 and $15,808, respectively, compared to $329,543 and $624,395, respectively, for the three and six month periods ended June 30, 1998.

      The Supervising General Partner and IDS Cable Corporation may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner or IDS Cable Corporation for overhead and administrative expenses during the three and six month periods ended June 30, 1999 and 1998.

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

         The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,906,550 at June 30, 1999, and then the Venture will distribute the remaining balance, if any, to its four partners. From its share of this amount, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the limited partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed.

         Although the sale of the Aurora System represented the sale of the only remaining operating asset of the Venture, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be liquidated and dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated. (See Part II, Item 1).

         Because the Venture has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Venture's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The Managing General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.


RESULTS OF OPERATIONS
---------------------

         The Venture sold its Aurora System on December 4, 1998 and ceased operations as of such date. Because the Aurora System was the Venture's only operating asset, a discussion of results of operations would not be meaningful. Other expenses of $262,109 incurred in the first six months of 1999 related to various costs associated with the sale of the Venture's Aurora System. The Venture and the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account and the Partnership will be liquidated and dissolved upon the resolution and termination of the pending litigation.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In July 1999, Jones Intercable, Inc., each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of Jones Intercable, Inc.'s managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of Jones Intercable, Inc.'s managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by Jones Intercable, Inc.'s refusal to provide plaintiffs with lists of the names and addresses of the limited partners of Jones Intercable, Inc.'s managed public partnerships. The complaint alleges that Jones Intercable Inc.'s actions constituted a breach of contract, a breach of Jones Intercable, Inc.'s implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable, Inc.'s fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable, Inc.'s failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for Jones Intercable, Inc.'s response to the complaint has not yet expired, Jones Intercable, Inc. has not yet responded to this complaint. Jones Intercable, Inc. believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and Jones Intercable, Inc. intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K  dated  April 7,  1999,  filed on April 15,
             1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in Jones Intercable, Inc., the parent of the Managing General Partner.

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


                                        IDS/JONES GROWTH PARTNERS II, L.P.
                                        BY:  JONES CABLE CORPORATION
                                             its Managing General Partner



                                        By:  /S/ Lawrence S. Smith
                                             ---------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer


                                        By:  /S/ Joseph J. Euteneuer
                                             ---------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Dated:  August 16, 1999