Form 10-Q
period 1999-09-30
IDS JONES GROWTH PARTNERS II L P
filed 1999-11-15
CIK 850669

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to

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

Yes   X                                                                 No _____
    _____

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                  September 30,        December 31,
            ASSETS                                                   1999                 1998
            ------                                               ---------------     ---------------

Proceeds from sale in interest-bearing escrow account            $     3,406,631     $     3,283,500
                                                                 ---------------     ---------------

           Total assets                                          $     3,406,631     $     3,283,500
                                                                 ===============     ===============

        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities                       $     1,953,014     $     1,587,562
                                                                 ---------------     ---------------

           Total liabilities                                           1,953,014           1,587,562
                                                                 ---------------     ---------------

MINORITY INTEREST IN JOINT VENTURE                                       499,873             583,231
                                                                 ---------------     ---------------

PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                      500                 500
    Accumulated deficit                                                     (500)               (500)
                                                                 ---------------     ---------------

                                                                               -                   -
                                                                 ---------------     ---------------
  Limited Partners-
    Net contributed capital (174,343 units outstanding at
      September 30, 1999 and December 31, 1998)                       37,256,546          37,256,546
    Distributions                                                    (33,678,970)        (33,678,970)
    Accumulated deficit                                               (2,623,832)         (2,464,869)
                                                                 ---------------     ---------------
                                                                         953,744           1,112,707
                                                                 ---------------     ---------------

           Total liabilities and partners' capital               $     3,406,631     $     3,283,500
                                                                 ===============     ===============



     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                For the Three Months Ended           For the Nine Months Ended
                                                      September 30,                        September 30,
                                             --------------------------------     --------------------------------
                                                 1999                1998             1999                1998
                                             -----------         ------------     -----------         ------------
REVENUES                                     $         -         $  5,500,894     $         -         $ 16,122,933

COSTS AND EXPENSES:
  Operating expenses                                   -            2,997,425               -            8,754,851
  Management and supervision fees
    and allocated overhead from
    General Partners                                   -              611,394               -            1,820,001
  Depreciation and amortization                        -            2,207,141               -            6,313,083
                                             -----------         ------------     -----------         ------------

OPERATING LOSS                                         -             (315,066)              -             (765,002)
                                             -----------         ------------     -----------         ------------

OTHER INCOME (EXPENSE):
  Interest expense                               (33,987)            (891,653)        (90,866)          (2,786,417)
  Interest income on escrowed proceeds            36,939                    -         123,131                    -
  Other, net                                     (12,477)            (150,355)       (274,586)            (167,231)
                                             -----------         ------------     -----------         ------------

     Total other income (expense), net            (9,525)          (1,042,008)       (242,321)          (2,953,648)
                                             -----------         ------------     -----------         ------------

CONSOLIDATED LOSS                                 (9,525)          (1,357,074)       (242,321)          (3,718,650)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                                3,276              466,834          83,358            1,279,216
                                             -----------         ------------     -----------         ------------

NET LOSS                                     $    (6,249)        $   (890,240)    $  (158,963)        $ (2,439,434)
                                             ===========         ============     ===========         ============
ALLOCATION OF NET LOSS:
  General Partners                           $         -         $     (8,902)    $         -         $    (24,394)
                                             ===========         ============     ===========         ============

  Limited Partners                           $    (6,249)        $   (881,338)    $  (158,963)        $ (2,415,040)
                                             ===========         ============     ===========         ============

NET LOSS PER LIMITED
PARTNERSHIP UNIT                             $      (.03)        $      (5.05)    $      (.91)        $     (13.85)
                                             ===========         ============     ===========         ============

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                      174,343              174,343         174,343              174,343
                                             ===========         ============     ===========         ============

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

                      IDS/JONES GROWTH PARTNERS II, L. P.
                      -----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                   For the Nine Months Ended
                                                                        September 30,
                                                            -------------------------------------
                                                               1999                      1998
                                                            -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (158,963)              $(2,439,434)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                   -                 6,313,083
      Minority interest in consolidated loss                    (83,358)               (1,279,216)
      Decrease in trade receivables                                   -                   248,499
      Increase in proceeds from sale in escrow                 (123,131)                        -
      Increase in deposits, prepaid expenses and
        deferred charges                                              -                  (124,577)
      Increase in accounts payable, accrued liabilities
        and subscriber prepayments                              365,452                   539,601
      Increase in advances from Managing General Partner              -                     1,716
                                                            -----------               -----------

         Net cash provided by operating activities                    -                 3,259,672
                                                            -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             -                (3,214,899)
                                                            -----------               -----------

         Net cash used in investing activities                        -                (3,214,899)
                                                            -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            -                    47,390
  Repayment of debt                                                   -                   (23,563)
                                                            -----------               -----------

         Net cash provided by financing activities                    -                    23,827
                                                            -----------               -----------

Increase in cash                                                      -                    68,600

Cash, beginning of period                                             -                   124,766
                                                            -----------               -----------

Cash, end of period                                         $         -               $   193,366
                                                            ===========               ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $         -               $ 2,653,171
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Intercable"), the parent of the Managing General Partner, for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of Intercable's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately 13.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Intercable. Comcast has contributed its shares in Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of Intercable. Intercable is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in Intercable on April 7, 1999, all of the persons who were executive officers of Intercable as of that date terminated their employment with Intercable. Intercable's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Intercable. Intercable's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

     The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,953,514 at September 30, 1999, and then the Venture will distribute the remaining balance, if any, to its four partners. The Partnership will retain its share of this amount to cover the administrative expenses of the Partnership.

     Although the sale of the Aurora System represented the sale of the only remaining operating asset of the Venture, the Venture will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be liquidated and dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

(3) The Managing General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises, until its sale on December 4, 1998. The Managing General Partner has not received and will not receive a management fee after December 4, 1998. Management fees paid to the Managing General Partner for the three and nine month periods ended September 30, 1998 were $275,045 and $806,147, respectively.

     IDS Cable II Corporation (the "Supervising General Partner") and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) participated in certain management decisions of the Partnership and the Venture and received a fee for their services equal to 1/2 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises. The Supervising General Partner and IDS Cable Corporation have not received and will not receive a supervision fee after December 4, 1998. Supervision fees for the three and nine month periods ended September 30, 1998 were $27,505 and $80,615, respectively.

     The Venture will continue to reimburse Intercable for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships. Such costs were charged to operating costs during the periods that the Venture operated its cable television system. Subsequent to the sale of the Venture's cable television system, such costs were charged to other expense. Reimbursements made to Intercable by the Venture for overhead and administrative expenses during the three and nine month periods ended September 30, 1999 were $10,953 and $26,761, respectively, compared to $308,844 and $933,239, respectively, for the three and nine month periods ended September 30, 1998.

     The Supervising General Partner and IDS Cable Corporation may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner or IDS Cable Corporation for overhead and administrative expenses during the three and nine month periods ended September 30, 1999 and 1998.

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

    The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,953,514 at September 30, 1999, and then the Venture will distribute the remaining balance, if any, to its four partners. The Partnership will retain its share of this amount to cover the administrative expenses of the Partnership.

     Although the sale of the Aurora System represented the sale of the only remaining operating asset of the Venture, the Venture will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be liquidated and dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     Because the Venture has sold all of its assets and no further distributions are expected to be made, transfers of limited partnership interests would have no economic or practical value. The Managing General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.


RESULTS OF OPERATIONS
---------------------

     The Venture sold its Aurora System on December 4, 1998 and ceased operations as of such date. Because the Aurora System was the Venture's only operating asset, a discussion of results of operations would not be meaningful. Other expenses of $274,586 incurred in the first nine months of 1999 primarily related to various costs associated with the sale of the Venture's Aurora System and the administration of the Venture and the Partnership.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             None

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IDS/JONES GROWTH PARTNERS II, L.P.
                                  BY:  JONES CABLE CORPORATION
                                       Managing General Partner


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



Dated:  November 12, 1999