Form 10-K
period 1999-12-31
IDS JONES GROWTH PARTNERS II L P
filed 2000-03-23
CIK 850669

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  0-18133

                       IDS/JONES GROWTH PARTNERS II, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                           84-1060548
         --------                                           ----------
   State of Organization                                   (IRS Employer
                                                         Identification No.)

c/o Comcast Corporation, 1500 Market Street,              (215) 665-1700
--------------------------------------------              --------------
Philadelphia, Pennsylvania 19102-2148                (Registrant's telephone no.
-------------------------------------
(Address of principal executive office and Zip Code     including area code)

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

        Yes      x                        No
              -------                          --------

State the aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

                    DOCUMENTS INCORPORATED BY REFERENCE: None

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. IDS/Jones Growth Partners II, L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Cable Corporation, a Colorado corporation, is the managing general partner (the "Managing General Partner") and IDS Cable II Corporation, a Minnesota corporation, is the supervising general partner (the "Supervising General Partner") of the Partnership. The Managing General Partner is a wholly owned subsidiary of Comcast JOIN Holdings, Inc. ("Holdings"), a Delaware corporation, which in turn is a wholly owned subsidiary of Comcast Corporation, a Pennsylvania corporation. The Supervising General Partner is a wholly owned subsidiary of IDS Management Corporation, a Minnesota corporation, which in turn is a wholly owned subsidiary of American Express Financial Corporation, a Delaware corporation.

         The Partnership and IDS/Jones Growth Partners 89-B, Ltd., an affiliated Colorado limited partnership ("Growth Partners 89-B"), formed a Colorado general partnership known as IDS/Jones Joint Venture Partners (the "Venture") for the purpose of acquiring cable television systems. Jones Cable Corporation also serves as the managing general partner of Growth Partners 89-B. IDS Cable Corporation, a wholly owned subsidiary of IDS Management Corporation, which is a wholly owned subsidiary of American Express Financial Corporation, acts as supervising general partner of Growth Partners 89-B. IDS Management Corporation and Holdings each have a 5% equity interest in the Venture, the Partnership has a 65.6% interest in the Venture, and Growth Partners 89-B has a 24.4% interest in the Venture.

         Neither the Partnership nor the Venture currently own any cable television system. In December 1998, the Venture sold its cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"). Although the sale of the Aurora System represented the sale of the only operating asset of the Venture, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

         CHANGE IN OWNERSHIP OF THE MANAGING GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Holdings, a wholly owned subsidiary of Comcast. Holdings continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and the Managing General Partner is now a wholly owned subsidiary of Holdings and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Holdings share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         DISPOSITION OF CABLE TELEVISION SYSTEM. In December 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. Following the sale of the Aurora System, the Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an indemnity escrow account and distributed remaining net sale proceeds of $51,374,610 to the Venture's four partners: the Partnership, Growth Partners 89-B, IDS Management Corporation and Jones Intercable, in proportion to their ownership interests. The Partnership received $33,678,970, or 65.6% of the $51,374,610 distribution, which the Partnership in turn distributed to its limited partners of record as of December 4, 1998. This distribution provided the Partnership's limited partners an approximate return of $193 for each $250 limited partnership interest, or $772 for each $1,000 invested in the Partnership.

         The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account remained in escrow until December 14, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the Venture received the escrowed funds plus interest in December 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Venture repaid its remaining liabilities in the first quarter of 2000 and then the Venture distributed the $1,425,209 balance to its four partners in proportion to their ownership interests. The Partnership received $934,937, or 65.6%, of this amount. The Partnership will hold this amount in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved.

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


                               ITEM 2. PROPERTIES

         As of December 31, 1999, neither the Partnership nor the Venture own any cable television systems.

                            ITEM 3. LEGAL PROCEEDINGS

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the number of equity security holders in the Partnership was 6,617.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   For the Year Ended December 31,
                                       ------------------------------------------------------------------------------------
IDS/Jones Growth Partners II, L.P.         1999               1998              1997             1996               1995
----------------------------------     ------------       ------------       -----------      -----------       -----------
Revenues                               $    -             $ 20,456,640       $19,713,788      $18,394,451       $16,860,900
Depreciation and Amortization               -                8,199,268         9,071,373        9,990,694        10,317,694
Operating Loss                              -               (2,021,088)       (2,378,678)      (4,556,911)       (5,411,813)
Minority Interest in Consolidated
  (Income) Loss                              93,131        (22,383,769)        2,108,575        2,882,115         3,154,893
Net Income (Loss)                          (177,598)        42,364,019(a)     (4,021,003)      (5,496,125)       (6,016,306)
Net Income (Loss) per Limited
  Partnership Unit                            (1.02)            240.40(a)        (22.83)           (31.21)           (34.16)
Weighted Average Number of Limited
  Partnership Units Outstanding             174,343            174,343           174,343          174,343           174,343
General Partners' Deficit                    -                  -               (451,155)        (410,945)         (355,984)
Limited Partners' Capital (Deficit)         935,109          1,112,707        (7,121,187)      (3,140,394)        2,300,770
Total Assets                              3,436,939          3,283,500        42,162,099       46,258,004        51,448,914
Debt                                         -                  -             50,093,792       48,693,134        45,909,122
Jones Intercable Advances                 2,011,730            665,973           343,974          398,507           331,185

(a) Net income resulted primarily from the sale of the Aurora System in December 1998 by IDS/Jones Joint Venture Partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

IDS/Jones Growth Partners II, L.P.

         The Partnership owns a 65.6 percent interest in the Venture. The Venture owned the Aurora System until its sale in December 1998. During 1999, the Partnership's interest in the Venture decreased $177,598 to a net investment of $934,609 at December 31, 1999. This decrease represents the Partnership's proportionate share of losses generated by the Venture in 1999. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its financial condition.

IDS/Jones Joint Venture Partners

         In December 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. Following the sale of the Aurora System, the Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an interest-bearing indemnity escrow account and distributed remaining net sale proceeds to its four partners.

         The $3,283,500 of the sale proceeds placed in an interest-bearing indemnity escrow account remained in escrow until December 14, 1999, as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. No claims were made on the escrowed funds by the buyer. The escrowed funds plus interest, which totaled $3,436,939, were returned to the Venture in December 1999. From the escrowed funds, the Venture repaid its remaining liabilities, which totaled $2,012,230 at December 31, 1999, during the first quarter of 2000 and then the Venture will distribute the $1,424,709 balance to its four partners in proportion to their ownership interests. The Partnership will receive $934,609, or 65.6 percent, of this amount. The Partnership will hold this amount in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved. The Partnership will not be liquidated and dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

RESULTS OF OPERATIONS

IDS/Jones Growth Partners II, L.P.

         All of the results of the Partnership are represented exclusively by its 65.6 percent interest in the Venture. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture immediately below for details pertaining to its operations.

IDS/Jones Joint Venture Partners

         The Partnership conducted no operations in 1999; therefore, a discussion of results of operations would not be meaningful. Other expense of $295,105 incurred in 1999, primarily related to various costs associated with the sale of the Aurora System and the administration of the Venture and the Partnership.

ITEM 8.  FINANCIAL STATEMENTS

         The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of IDS/Jones Growth Partners II, L.P.:

         We have audited the accompanying consolidated balance sheets of IDS/JONES GROWTH PARTNERS II, L.P. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  March 3, 2000.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                              -------------------------------
                     ASSETS                                                       1999               1998
                    -------                                                   ----------         ------------
CASH                                                                         $3,436,939          $      --
PROCEEDS FROM SALE IN INTEREST-BEARING ESCROW ACCOUNT                              --               3,283,500
                                                                              ----------         ------------
         Total assets                                                        $3,436,939           $ 3,283,500
                                                                             ============        ============

       LIABILITIES AND PARTNERS' CAPITAL
      ----------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                   $     --            $    921,589
  Jones Intercable advances                                                     2,011,730             665,973
                                                                             ------------        ------------
         Total liabilities                                                      2,011,730           1,587,562
                                                                             ------------        ------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MINORITY INTEREST IN JOINT VENTURE                                                490,100             583,231
                                                                             ------------        ------------
PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                               500                 500
    Accumulated deficit                                                              (500)               (500)
                                                                             ------------        ------------
                                                                                   --                   --
                                                                             ------------        ------------
  Limited Partners-
    Net contributed capital (174,343 units
      outstanding at December 31, 1999 and 1998)                               37,256,546          37,256,546
    Distributions                                                             (33,678,970)        (33,678,970)
    Accumulated deficit                                                        (2,642,467)         (2,464,869)
                                                                             ------------        ------------
                                                                                  935,109           1,112,707
                                                                             ------------        ------------

         Total liabilities and partners' capital                             $  3,436,939        $  3,283,500
                                                                             ============        ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year Ended December 31,
                                               --------------------------------------------------
                                                   1999               1998               1997
                                               ------------       ------------       ------------
REVENUES                                       $       --         $ 20,456,640       $ 19,713,788

COSTS AND EXPENSES:
  Operating expenses                                   --           11,893,511         10,837,726
  Management and supervision
    fees and allocated overhead
    from General Partners                              --            2,384,949          2,183,367
  Depreciation and amortization                        --            8,199,268          9,071,373
                                               ------------       ------------       ------------

OPERATING LOSS                                         --           (2,021,088)        (2,378,678)
                                               ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (129,063)        (3,440,861)        (3,759,271)
  Interest income on escrowed proceeds              153,439               --                 --
  Gain on sale of cable television system              --           70,031,908               --
  Other, net                                       (295,105)           177,829              8,371
                                               ------------       ------------       ------------

    Total other income (expense), net              (270,729)        66,768,876         (3,750,900)
                                               ------------       ------------       ------------

CONSOLIDATED INCOME (LOSS) BEFORE
  MINORITY INTEREST                                (270,729)        64,747,788         (6,129,578)

MINORITY INTEREST IN CONSOLIDATED
  (INCOME) LOSS                                      93,131        (22,383,769)         2,108,575
                                               ------------       ------------       ------------

NET INCOME (LOSS)                              $   (177,598)      $ 42,364,019       $ (4,021,003)
                                               ============       ============       ============

ALLOCATION OF NET INCOME (LOSS):
  General Partners                             $       --         $    451,155       $    (40,210)
                                               ============       ============       ============

  Limited Partners                             $   (177,598)      $ 41,912,864       $ (3,980,793)
                                               ============       ============       ============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                             $      (1.02)      $     240.40       $     (22.83)
                                               ============       ============       ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                     174,343            174,343            174,343
                                               ============       ============       ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                      Year Ended December 31,
                                           ------------------------------------------------
                                               1999             1998                1997
                                           -----------      ------------       ------------
GENERAL PARTNERS:
  Jones Cable Corporation
           Balance, beginning of year      $      --        $   (225,577)      $   (205,472)
           Net income (loss) for year             --             225,577            (20,105)
                                           -----------      ------------       ------------

           Balance, end of year            $      --        $       --         $   (225,577)
                                           ===========      ============       ============

  IDS Cable II Corporation
           Balance, beginning of year      $      --        $   (225,578)      $   (205,473)
           Net income (loss) for year             --             225,578            (20,105)
                                           -----------      ------------       ------------

           Balance, end of year            $      --        $       --         $   (225,578)
                                           ===========      ============       ============

  Total
           Balance, beginning of year      $      --        $   (451,155)      $   (410,945)
           Net income (loss) for year             --             451,155            (40,210)
                                           -----------      ------------       ------------

           Balance, end of year            $      --        $       --         $   (451,155)
                                           ===========      ============       ============

LIMITED PARTNERS:
           Balance, beginning of year      $ 1,112,707      $ (7,121,187)      $ (3,140,394)
           Distributions                          --         (33,678,970)              --
           Net income (loss) for year         (177,598)       41,912,864         (3,980,793)
                                           -----------      ------------       ------------

           Balance, end of year            $   935,109      $  1,112,707       $ (7,121,187)
                                           ===========      ============       ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       IDS/JONES GROWTH PARTNERS II, L.P.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                            -----------------------------------------------------
                                                                  1999              1998                 1997
                                                            -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $    (177,598)      $  42,364,019       $  (4,021,003)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                                  --             8,199,268           9,071,373
      Gain on sale of cable television system                        --           (70,031,908)               --
      Minority interest in consolidated income (loss)             (93,131)         22,383,769          (2,108,575)
      Decrease (increase) in trade receivables                       --               565,702             (79,424)
      Increase in deposits, prepaid expenses and
        other assets                                                 --              (964,253)           (346,473)
      Increase (decrease) in accounts payable,
        accrued liabilities and subscriber prepayments           (921,589)         (1,814,011)            687,548
      Increase (decrease) in Jones Intercable
        advances                                                1,345,757            (343,974)            (54,533)
                                                            -------------       -------------       -------------

         Net cash provided by
           operating activities                                   153,439             358,612           3,148,913
                                                            -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            --            (4,231,476)         (4,464,041)
  Proceeds from sale of cable television system,
    net of escrow                                                    --           105,216,500                --
  Escrow proceeds received                                      3,283,500                --                  --
                                                            -------------       -------------       -------------


         Net cash provided by (used in)
           investing activities                                 3,283,500         100,985,024          (4,464,041)
                                                            -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           --                47,390           1,431,266
  Repayment of debt                                                  --           (50,141,182)            (30,608)
  Distribution to limited partners                                   --           (33,678,970)               --
  Distributions to Venture Partners                                  --           (17,695,640)               --
                                                            -------------       -------------       -------------

         Net cash provided by (used in)
           financing activities                                      --          (101,468,402)          1,400,658
                                                            -------------       -------------       -------------

Increase (decrease) in cash                                     3,436,939            (124,766)             85,530

Cash, beginning of year                                              --               124,766              39,236
                                                            -------------       -------------       -------------

Cash, end of year                                           $   3,436,939       $        --         $     124,766
                                                            =============       =============       =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $        --         $   5,334,479       $   3,644,227
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

         Change in Ownership of the Managing General Partner

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc., ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.


         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.


         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and the Managing General Partner is now a wholly owned subsidiary of Comcast JOIN Holdings, Inc. and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast JOIN Holdings, Inc. share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


         Formation of Joint Venture


         On May 30, 1990, the Partnership and Growth Partners 89-B formed the Venture. The Partnership's offering closed on September 30, 1991 with limited partner subscriptions totaling $43,585,750, of which $37,592,709 was contributed to the Venture. In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, Jones Intercable and IDS Management Corporation each made equity investments of $2,872,000 in the Venture under the joint venture agreement between the joint venture partners. Profits, losses and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. As a result of their equity contributions to the Venture described above, ownership percentages of the Venture as of December 31, 1999 are detailed below:


         The Partnership                           65.6%
         Growth Partners 89-B                      24.4%
         Jones Intercable                           5.0%
         IDS Management Corporation                 5.0%
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

         Cable Television System Sale

         In December 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. Following the sale of the Aurora System, the Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an indemnity escrow account and distributed remaining net sale proceeds of $51,374,610 to the Venture's four partners: the Partnership, Growth Partners 89-B, IDS Management Corporation and Jones Intercable, in proportion to their ownership interests. The Partnership received $33,678,970, or 65.6 percent of the $51,374,610 distribution, which the Partnership in turn distributed to its limited partners of record as of December 4, 1998. This distribution provided the Partnership's limited partners an approximate return of $193 for each $250 limited partnership interest, or $772 for each $1,000 invested in the Partnership.

         The $3,283,500 of the sale proceeds placed in an interest-bearing indemnity escrow account remained in escrow until December 14, 1999, as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. No claims were made on the escrowed funds by the buyer. The escrowed funds plus interest, which totaled $3,436,939, were returned to the Venture in December 1999. From the escrowed funds, the Venture repaid its remaining liabilities, which totaled $2,012,230 at December 31, 1999, during the first quarter of 2000, and then the Venture will distribute the $1,424,709 balance to its four partners in proportion to their ownership interests. The Partnership will receive $934,609, or 65.6 percent, of this amount. The Partnership will hold this amount in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved.

         Contributed Capital

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 (3)     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         Management Fees, Supervision Fees, Distribution Ratios and
         Reimbursements

         Jones Intercable managed the Aurora System on behalf of the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable did not receive a management fee after December 4, 1998. Management fees paid by the Venture to Jones Intercable during the years ended December 31, 1998 and 1997 were $1,022,832 and $985,689, respectively.

         The Supervising General Partners participated in certain management decisions of the Partnership and the Venture and each received a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The Supervising General Partners did not receive a supervision fee after December 4, 1998. Supervision fees paid by the Venture to the Supervising General Partners during the years ended December 31, 1998 and 1997 were $102,283 and $98,569, respectively.

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

         The Venture reimburses the Managing General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships. Such costs were charged to operating costs during the periods that the Venture operated its cable television system. Subsequent to the sale of the Venture's cable television system, such costs were charged to other expense. Reimbursements made to the Managing General Partner by the Venture for overhead and administrative expenses during the year ended December 31, 1999, 1998 and 1997 were $40,056, $1,259,834 and $1,099,109, respectively.

         The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1999, 1998 and 1997.

         During 1999, the Venture was charged interest by Jones Intercable at an average interest rate of 7.18 percent on amounts due Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Jones Intercable during the years ended December 31, 1999, 1998 and 1997 was $129,063, $134,823 and $241,938,
respectively.

         Payments to/from Affiliates for Programming Services

         Prior to the sale of its cable television system in 1998, the Venture received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

         Payments to Superaudio totaled $38,757 and $31,413, respectively, in 1998 and 1997. Payments to Knowledge TV, Inc. totaled $40,244 and $34,932, respectively, in 1998 and 1997. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $22,875 in 1997. Payments to Great American Country, Inc., totaled $37,837 and $35,504, respectively, in 1998 and 1997.

         Prior to the sale of its cable television system in 1998, the Venture received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Venture totaling $75,838 and $71,847 in 1998 and 1997, respectively.

(4)      INCOME TAXES

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

(5)      COMMITMENTS AND CONTINGENCIES

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to
4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The Managing General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the Managing General Partner intends to defend this lawsuit vigorously.

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:

                                                         Year Ended December 31,
                                                   ---------------------------------------
                                                     1999          1998            1997
                                                   -------      ----------      ----------
Maintenance and repairs                            $  --        $  133,032      $  142,981
                                                   =======      ==========      ==========

Taxes, other than income and payroll taxes         $  --        $   32,175      $   33,847
                                                   =======      ==========      ==========

Advertising                                        $  --        $  248,621      $  243,977
                                                   =======      ==========      ==========

Depreciation of property, plant and equipment      $  --        $3,763,130      $3,708,135
                                                   =======      ==========      ==========

Amortization of intangible assets                  $  --        $4,436,138      $5,363,238
                                                   =======      ==========      ==========

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

         RALPH J. ROBERTS is Chairman of the Managing General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with Holdings in March 2000. He now serves in these same capacities for Holdings. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the Managing General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves in these same capacities for Holdings. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the Managing General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves in these same capacities for Holdings. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the Managing General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves as an Executive Vice President and Secretary of Holdings. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the Managing General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves as Executive Vice President and Treasurer of Holdings. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the Managing General Partner and of Comcast Corporation. He is 51 years old.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the Managing General Partner were directors and executive officers of Jones Intercable prior to its merger with Holdings on March 2, 2000. Jones Intercable was the parent of the Managing General Partner prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.

         Certain information concerning directors and executive officers of the Supervising General Partner is set forth below. Directors of the Supervising General Partner serve until the next annual meeting of the Supervising General Partner and until their successors shall be elected and qualified.

         John C. Boeder, 58, is the President and a director of the Supervising General Partner. He joined American Express Financial Corporation in 1964. He was elected President of the Supervising General Partner in December 1999, replacing Peter J. Slattery who assumed a new position at American Express Financial Corporation. Since January 1999 he has held the position of Vice President and General Manager - Non-Propriety Products Group for American Express Financial Corporation. He has overall responsibility for the non-propriety products offered through American Express Financial Advisors' distribution channels. In addition, he oversees American Express Financial Advisors' Direct Investment and Limited Partnership businesses. He has also served in the past as President of IDS Life Insurance Company of New York and has held numerous marketing positions in the insurance, annuity and mutual fund departments of American Express Financial Corporation.

         Patty L. Moren, 39, is a Vice President and a director of the Supervising General Partner. She joined American Express Financial Corporation in 1985 as Audit Manager and later held positions as Manager of Sales Compensation and Director of Field Compensation. In 1999, she was promoted to Vice President and Controller - Variable Assets for American Express Financial Corporation and is charged with overall finance responsibilities for mutual funds, Wealth Management Services, variable annuities and limited partnerships.

         JEFFREY S. HORTON, 39, is a Vice President and Treasurer and a director of the Supervising General Partner. He joined American Express Financial Corporation in July 1987. He was named Vice President - Corporate Treasurer for American Express Financial Corporation in December 1997. Prior to December 1997, Mr. Horton has served in various capacities with American Express Financial Corporation including the Director of Finance (Marketing and Products), Controller for Information Technology and Vice President Controller for Information Technology.

         RONALD W. POWELL, 55, is a Vice President of the Supervising General Partner. He has held the position of Vice President and Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the American Express Financial Corporation law department since 1975.

                         ITEM 11. EXECUTIVE COMPENSATION

         Neither the Partnership nor the Venture have any employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and the Venture and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the Partnership's limited partnership agreement, the costs of such employment are charged by Comcast to the Partnership and the Venture. See ITEM 13.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership and the Venture reimburse the Managing General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Managing General Partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the year ended December 31, 1999, such reimbursements made by the Venture totaled $40,056. The Partnership made no such reimbursements in 1999.

         The Partnership and the Venture are charged interest on amounts advanced by the Managing General Partner. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, the Partnership paid no such interest charges and the Venture paid interest charges of $129,063.

         The Partnership and the Venture paid no management fees or brokerage fees or programming service fees to affiliates during 1999 and it is expected that the Partnership and the Venture will never again pay management fees or brokerage fees or programming service fees.

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. See index to financial statements for list of financial statements and exhibits thereto filed as part of this report.

3.       The following exhibits are filed herewith:

   4.1 Limited Partnership Agreement for IDS/Jones Growth Partners II, L.P. (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

   27    Financial Data Schedule

(b)      Reports on Form 8-K

                     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                         IDS/JONES GROWTH PARTNERS II, L.P.,
                                         a Colorado limited partnership
                                         By: Jones Cable Corporation,
                                             a Colorado corporation,
                                             its managing general partner


                                         By: /s/ Brian L. Roberts
                                             -----------------------------------
                                             Brian L. Roberts
Dated: March 22, 2000                        President; Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                         By: /s/ Ralph J. Roberts
                                             -----------------------------------
                                             Ralph J. Roberts
Dated: March 22, 2000                        Chairman; Director


                                         By: /s/ Brian L. Roberts
                                             -----------------------------------
                                             Brian L. Roberts
                                             President; Director
Dated: March 22, 2000                        (Principal Executive Officer)


                                         By: /s/ Lawrence S. Smith
                                             -----------------------------------
                                             Lawrence S. Smith
Dated: March 22, 2000                        Executive Vice President; Director


                                         By: /s/ Stanley L. Wang
                                             -----------------------------------
                                             Stanley L. Wang
Dated: March 22, 2000                        Executive Vice President;
                                             Secretary; Director


                                         By: /s/ John R. Alchin
                                             -----------------------------------
                                             John R. Alchin
                                             Executive Vice President; Treasurer
Dated: March 22, 2000                        (Principal Financial Officer)


                                         By: /s/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
Dated: March 22, 2000                        (Principal Accounting Officer)