Form 10-Q
period 2000-03-31
IDS JONES GROWTH PARTNERS II L P
filed 2000-05-15
CIK 850669

                                    FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________

                       Commission File Number:  0-18133


                      IDS/JONES GROWTH PARTNERS II, L.P.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                            #84-1060548
-------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

Yes   X                                                               No
   -------                                                              -------

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                            March 31,               December 31,
                              ASSETS                                          2000                      1999
                              ------                                      ------------              ------------
Cash                                                                      $  3,427,939              $  3,436,939
                                                                          ------------              ------------
          Total assets                                                    $  3,427,939              $  3,436,939
                                                                          =============             =============

                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                                $  2,038,665              $  2,011,730
                                                                          ------------              ------------
          Total liabilities                                                  2,038,665                 2,011,730
                                                                          ------------              ------------

MINORITY INTEREST IN JOINT VENTURE                                             477,738                   490,100
                                                                          ------------              ------------

PARTNER'S CAPITAL:
  General Partners-
     Contributed capital                                                           500                       500
     Accumulated deficit                                                          (500)                     (500)
                                                                          ------------              ------------
                                                                                     -                         -
                                                                          ------------              ------------
Limited Partners-
  Net contributed capital (174,343 units outstanding
    at March 31, 2000 and December 31, 1999)                                37,256,546                37,256,546
  Distributions                                                            (33,678,970)              (33,678,970)
  Accumulated deficit                                                       (2,666,040)               (2,642,467)
                                                                          ------------              ------------
                                                                               911,536                   935,109
                                                                          ------------              ------------
          Total liabilities and partners' capital                         $  3,427,939              $  3,436,939
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                              ---------------------------------
                                                                                2000                     1999
                                                                              --------                 --------
OTHER INCOME (EXPENSE):
  Interest expense                                                            $      -                 $ (32,040)
  Interest income                                                                    -                    49,252
  Other, net                                                                   (35,935)                 (365,668)
                                                                              --------                 ---------
          Total other income (expense), net                                    (35,935)                 (348,456)
                                                                              --------                 ---------

CONSOLIDATED LOSS                                                              (35,935)                 (348,456)

MINORITY INTEREST IN CONSOLIDATED LOSS                                          12,362                   119,869
                                                                              --------                 ---------

NET LOSS                                                                     $ (23,573)                $(228,587)
                                                                              ========                 =========
ALLOCATION OF NET LOSS:
  General Partners                                                            $      -                 $       -
                                                                              ========                 =========

  Limited Partners                                                            $(23,573)                $(228,587)
                                                                              ========                 =========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                         $  (0.14)                $   (1.31)
                                                                              ========                 =========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                174,343                   174,343
                                                                              ========                 =========


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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                            ------------------------------------
                                                                               2000                      1999
                                                                            ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (23,573)               $ (228,587)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
          Minority interest in consolidated loss                               (12,362)                 (119,869)
          Increase in proceeds from sale in escrow                                   -                   (49,252)
          Decrease in accounts payable and
            accrued liabilities and subscriber prepayments                           -                  (908,397)
          Increase in advances from affiliates                                  26,935                 1,306,105
                                                                            ----------                ----------

          Net cash used in operating activities                                 (9,000)                        -
                                                                            ----------                ----------

Decrease in cash                                                                (9,000)                        -

Cash, beginning of period                                                    3,436,939                         -
                                                                            ----------                ----------

Cash, end of period                                                         $3,427,939                $        -
                                                                            ==========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $        -                $        -
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 2000 and 1999. Certain prior year amounts were reclassified to conform to the 2000 presentation.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), reduced by the 34.4 percent minority interests in the Venture. All interpartnership accounts and transactions have been eliminated. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner." Neither the Partnership nor the Venture currently own any cable television systems. The Venture is expected to be dissolved in 2000. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and the Managing General Partner is now a wholly owned subsidiary of Comcast JOIN Holdings, Inc. and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast JOIN Holdings, Inc. share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Venture reimburses the Managing General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements by the Venture to its Managing General Partner for administrative expenses during the three month periods ended March 31, 2000 and 1999 were $24,788 and $5,114, respectively.

     IDS Cable II Corporation (the supervising general partner of the Partnership) and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to IDS Cable II Corporation or IDS Cable Corporation during the three month periods ended March 31, 2000 and 1999.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 65.6 percent interest in the Venture. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34.4 percent minority interests in the Venture. Neither the Partnership nor the Venture currently own any cable television systems. The Venture is expected to be dissolved in 2000. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated. In April 2000, the Venture used its cash on hand to repay advances from affiliates, leaving the Venture with approximately $1,420,000 to fund its future obligations.

RESULTS OF OPERATIONS
---------------------

     Neither the Partnership nor the Venture currently own any cable television systems. Other expense of $35,935 incurred in the first quarter of 2000 related to various costs associated with the administration of the Partnership and the Venture.

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


                             IDS/JONES GROWTH PARTNERS II, L.P.
                             BY:  JONES CABLE CORPORATION
                                  its Managing General Partner



                             By:  /S/ Lawrence J. Salva
                                  ---------------------------------------------
                                  Lawrence J. Salva
                                  Senior Vice President
                                  (Principal Accounting Officer)






Dated:  May 15, 2000