Form 10-Q
period 2000-06-30
IDS JONES GROWTH PARTNERS II L P
filed 2000-08-11
CIK 850669

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

Yes   X                                                                 No _____
    -----

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                  June 30,      December 31,
                               ASSETS                               2000            1999
                               ------                           ------------    ------------
Cash                                                            $  1,433,978    $  3,436,939
                                                                ------------    ------------

          Total assets                                          $  1,433,978    $  3,436,939
                                                                ============    ============


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------
LIABILITIES:
  Advances from affiliates                                      $     40,107    $  2,011,730
                                                                ------------    ------------

          Total liabilities                                           40,107       2,011,730
                                                                ------------    ------------

MINORITY INTEREST IN JOINT VENTURE                                   490,100         490,100
                                                                ------------    ------------

PARTNER'S CAPITAL:
  General Partners-
     Contributed capital                                                 500             500
     Accumulated deficit                                                (500)           (500)
                                                                ------------    ------------

                                                                        -               -
                                                                ------------    ------------

Limited Partners-
  Net contributed capital (174,343 units outstanding
    at June 30, 2000 and December 31, 1999)                       37,256,546      37,256,546
  Distributions                                                  (33,678,970)    (33,678,970)
  Accumulated deficit                                             (2,673,805)     (2,642,467)
                                                                ------------    ------------

                                                                     903,771         935,109
                                                                ------------    ------------

          Total liabilities and partners' capital               $  1,433,978    $  3,436,939
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                For the Three Months Ended       For the Six Months Ended
                                                        June 30,                         June 30,
                                                --------------------------      --------------------------
                                                   2000            1999            2000            1999
                                                ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE):
  Interest expense                              $     (732)     $  (24,839)     $     (732)     $  (56,879)
  Interest income                                   20,120          36,939          20,120          86,192
  Other, net                                       (27,153)        103,560         (50,726)       (262,109)
                                                ----------      ----------      ----------      ----------

          Total other income (expense), net         (7,765)        115,660         (31,338)       (232,796)
                                                ----------      ----------      ----------      ----------

CONSOLIDATED INCOME (LOSS)                          (7,765)        115,660         (31,338)       (232,796)

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                          -            (39,787)           -             80,082
                                                ----------      ----------      ----------      ----------

NET INCOME (LOSS)                               $   (7,765)     $   75,873      $  (31,338)     $ (152,714)
                                                ==========      ==========      ==========      ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                              $     -         $     -         $     -         $     -
                                                ==========      ==========      ==========      ==========

  Limited Partners                              $   (7,765)     $   75,873      $  (31,338)     $ (152,714)
                                                ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                              $    (0.04)     $     0.43      $    (0.18)     $    (0.88)
                                                ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                174,343         174,343         174,343         174,343
                                                ==========      ==========      ==========      ==========

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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                  For the Six Months Ended
                                                                           June 30,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $    (31,338)   $   (152,714)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
          Minority interest in consolidated loss                        -            (80,082)
          Increase in proceeds from sale in escrow                      -            (86,192)
          Decrease in accounts payable and
            accrued liabilities and subscriber prepayments              -           (964,819)
          Increase (decrease) in advances from affiliates         (1,971,623)      1,283,807
                                                                ------------    ------------

          Net cash used in operating activities                   (2,002,961)           -
                                                                ------------    ------------

Decrease in cash                                                  (2,002,961)           -

Cash, beginning of period                                          3,436,939            -
                                                                ------------    ------------

Cash, end of period                                             $  1,433,978    $       -
                                                                ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $     83,431    $       -
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The accompanying financial statements include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), reduced by the 34.4 percent minority interests in the Venture. All interpartnership accounts and transactions have been eliminated. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner." Neither the Partnership nor the Venture currently own any cable television systems. The Venture is expected to be dissolved in 2000. The Venture plans to distribute its remaining cash to its constituent partners prior to its dissolution. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. The Managing General Partner cannot predict when the Partnership will be dissolved.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. The Managing General Partner is now a wholly owned subsidiary of Comcast Cable and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast Cable share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its Managing General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements by the Partnership to its Managing General Partner for administrative expenses during the three and six month periods ended June 30, 2000 were $12,216 and $30,284, respectively. Reimbursements by the Venture to its Managing General Partner for administrative expenses during the three and six month periods ended June 30, 1999 were $10,694 and $15,808, respectively, of which $7,015 and $10,370, respectively, were attributed to the Partnership's 65.6 percent interest in the Venture.

     IDS Cable II Corporation (the supervising general partner of the Partnership) and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) may also be reimbursed for certain expenses incurred on behalf of the Partnership and the Venture. There were no reimbursements made to IDS Cable II Corporation or IDS Cable Corporation during the three and six month periods ended June 30, 2000 and 1999.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The Partnership owns a 65.6 percent interest in the Venture. The accompanying financial statements include the accounts of the Partnership and the Venture, reduced by the 34.4 percent minority interests in the Venture. The only asset of the Partnership is its cash on hand, which is being held in reserve to pay the Partnership's administrative and legal expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. The Managing General Partner cannot predict when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

     Neither the Partnership nor the Venture currently own any cable television systems. Other expense of $50,726 incurred in the first six months of 2000 related to various costs associated with the administration of the Partnership.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Comcast Cable Communications, Inc. (as successor-in-interest to Jones Intercable, Inc.), each of its subsidiaries that serve as general partners of its managed cable partnerships and most of its managed cable partnerships, including the Partnership, are named defendants in a case captioned Everest
                                                                    -------
Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM
-----------------------------------------------------------------------------
Investments, LLC and KH Financial, Inc., plaintiffs v. Jones Intercable, Inc.,
------------------------------------------------------------------------------
et al., defendants (Superior Court, Los Angeles County, State of California,
------------------
Case No. BC 213632), which was first filed in July 1999.

     Plaintiffs allege that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, the defendants filed demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers to each cause of action on the grounds of uncertainty, but permitted the plaintiffs to amend their complaint to attempt to cure the deficiencies in the pleadings that caused the Court to sustain the demurrers. The plaintiffs filed their first amended complaint in January 2000. In March 2000, the defendants filed demurrers to the plaintiffs' first amended complaint and a hearing on the matter was held in April 2000. In May 2000, the Court issued a ruling that sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, LLC, and it sustained the defendants' demurrers with leave to amend as to plaintiff KM Investments, LLC, and KM Investments, LLC has filed a second amended complaint to attempt to cure the deficiencies in the pleadings. Plaintiffs have stated an intention to appeal the rulings sustaining the demurrers to the first amended complaint.

     Discovery in the case also has begun, and the defendants have responded to the plaintiffs' first set of interrogatories and to the plaintiffs' first demand for the production of documents. Comcast Cable Communications, Inc. believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and Comcast Cable Communications, Inc. intends to defend this lawsuit vigorously.

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


                                IDS/JONES GROWTH PARTNERS II, L.P.
                                BY:  JONES CABLE CORPORATION
                                     its Managing General Partner



                                By: /S/ Lawrence J. Salva
                                    --------------------------------------------
                                    Lawrence J. Salva
                                    Senior Vice President
                                    (Principal Accounting Officer)



Dated:  August 11, 2000