Form 10-Q
period 2000-09-30
IDS JONES GROWTH PARTNERS II L P
filed 2000-11-14
CIK 850669

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                       September 30,             December 31,
                               ASSETS                                       2000                     1999
                               ------                                -------------------      --------------------
Cash                                                                 $         1,024,947      $          3,436,939
                                                                     -------------------      --------------------

          Total assets                                               $         1,024,947      $          3,436,939
                                                                     ===================      ====================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------
LIABILITIES:
  Accrued liabilities                                                $            42,713      $                  -
  Advances from affiliates                                                       128,248                 2,011,730
                                                                     -------------------      --------------------

          Total liabilities                                                      170,961                 2,011,730
                                                                     -------------------      --------------------

MINORITY INTEREST IN JOINT VENTURE                                                     -                   490,100
                                                                     -------------------      --------------------

PARTNER'S CAPITAL:
  General Partners-
     Contributed capital                                                             500                       500
     Accumulated deficit                                                            (500)                     (500)
                                                                     -------------------      --------------------

                                                                                       -                         -
                                                                     -------------------      --------------------

Limited Partners-
  Net contributed capital (174,343 units outstanding
    at September 30, 2000 and December 31, 1999)                              37,256,546                37,256,546
  Distributions                                                              (33,678,970)              (33,678,970)
  Accumulated deficit                                                         (2,723,590)               (2,642,467)
                                                                     -------------------      --------------------

                                                                                 853,986                   935,109
                                                                     -------------------      --------------------

          Total liabilities and partners' capital                    $         1,024,947      $          3,436,939
                                                                     ===================      ====================


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                For the Three Months Ended      For the Nine Months Ended
                                                       September 30,                   September 30,
                                                --------------------------      --------------------------
                                                   2000            1999            2000            1999
                                                ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE):
  Interest expense                              $     (725)     $  (33,987)     $   (1,457)     $  (90,866)
  Interest income                                   11,002          36,939          31,122         123,131
  Other, net                                       (60,062)        (12,477)       (110,788)       (274,586)
                                                ----------      ----------      ----------      ----------

          Total other income (expense), net        (49,785)         (9,525)        (81,123)       (242,321)
                                                ----------      ----------      ----------      ----------

CONSOLIDATED LOSS                                  (49,785)         (9,525)        (81,123)       (242,321)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                                      -           3,276               -          83,358
                                                ----------      ----------      ----------      ----------

NET LOSS                                        $  (49,785)     $   (6,249)     $  (81,123)     $ (158,963)
                                                ==========      ==========      ==========      ==========

ALLOCATION OF NET LOSS:
  General Partners                              $        -      $        -      $        -      $        -
                                                ==========      ==========      ==========      ==========

  Limited Partners                              $  (49,785)     $   (6,249)     $  (81,123)     $ (158,963)
                                                ==========      ==========      ==========      ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                              $    (0.29)     $    (0.03)     $    (0.47)     $    (0.91)
                                                ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                174,343         174,343         174,343         174,343
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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                     --------------------------------------------
                                                                            2000                     1999
                                                                     ------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $          (81,123)      $          (158,963)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
          Minority interest in consolidated loss                                      -                   (83,358)
          Increase in proceeds from sale in escrow                                    -                  (123,131)
          Increase (decrease) in accounts payable and
            accrued liabilities and subscriber prepayments                       42,713                  (964,819)
          Increase (decrease) in advances from affiliates                    (1,883,482)                1,330,271
                                                                     ------------------       -------------------

          Net cash used in operating activities                              (1,921,892)                        -
                                                                     ------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to Venture Partners                                             (490,100)                        -
                                                                     ------------------       -------------------

          Net cash used in financing activities                                (490,100)                        -
                                                                     ------------------       -------------------


Decrease in cash                                                             (2,411,992)                        -

Cash, beginning of period                                                     3,436,939                         -
                                                                     ------------------       -------------------

Cash, end of period                                                  $        1,024,947       $                 -
                                                                     ==================       ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $           84,163       $                 -
                                                                     ==================       ===================


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

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners II, L.P. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The accompanying consolidated financial statements historically include 100 percent of the accounts of the Partnership and those of IDS/Jones Joint Venture Partners (the "Venture"), reduced by the 34.4 percent minority interests in the Venture. All interpartnership accounts and transactions have been eliminated. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner." Neither the Partnership nor the Venture currently own any cable television systems. The Venture has distributed or will distribute its remaining cash to its constituent partners in the third and fourth quarters of 2000. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership and the Venture will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. The Managing General Partner is now a wholly owned subsidiary of Comcast Cable and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast Cable share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its Managing General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements by the Partnership to its Managing General Partner for administrative expenses during the three and nine month periods ended September 30, 2000 were $10,770 and $41,054, respectively. Reimbursements by the Venture to its Managing General Partner for administrative expenses during the three and nine month periods ended September 30, 1999 were $10,953 and $26,761, respectively, of which $7,185 and $17,555, respectively, were attributed to the Partnership's 65.6 percent interest in the Venture.

        IDS Cable II Corporation (the supervising general partner of the Partnership) and IDS Cable Corporation (the supervising general partner of IDS/Jones Growth Partners 89-B, Ltd.) may also be reimbursed for certain expenses incurred on behalf of the Partnership and the Venture. There were no reimbursements made to IDS Cable II Corporation or IDS Cable Corporation during the three and nine month periods ended September 30, 2000 and 1999.

                      IDS/JONES GROWTH PARTNERS II, L.P.
                      ----------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        The Partnership owns a 65.6 percent interest in the Venture. The accompanying consolidated financial statements historically include the accounts of the Partnership and the Venture, reduced by the 34.4 percent minority interests in the Venture. Neither the Partnership nor the Venture currently own any cable television systems. The Venture has distributed or will distribute its remaining cash to its constituent partners in the third and fourth quarters of 2000. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership and the Venture will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

        During the first quarter of 2001, the Managing General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems. Other expense of $110,788 incurred in the first nine months of 2000 related to various costs associated with the administration and liquidation of the Partnership.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        The Partnership and the Managing General Partner are among the defendants in a case captioned Everest Cable Investors, LLC, et al., plaintiffs
                               ------------------------------------------------
v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles
---------------------------------------------
County, State of California, Case No. BC 213632). The case was originally filed in July 1999. Subsequently, demurrers were sustained as to a substantial portion of the action, and the court did not allow the plaintiffs to seek to amend and re-file their claims. As a result, the plaintiffs elected to appeal the ruling of the trial court as to the validity of their claims which had been dismissed. While the appeal is pending, the trial court agreed to the parties' joint request to stay the portion of the action that was not dismissed by the trial court when it sustained the demurrers.

        The Partnership has continued in existence since the sale of its cable television system assets. The Managing General Partner has determined, however, that it is in the best interests of the Partnership and its limited partners to liquidate and dissolve the Partnership before the end of the year 2000.

        Although, prior to its dissolution, the Partnership will accrue funds to pay for its remaining administrative expenses, the Partnership will not accrue funds to cover its potential liabilities related to this litigation. Instead, the Managing General Partner will remain liable for the Partnership's liabilities, if any, related to this case.


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


                                        IDS/JONES GROWTH PARTNERS II, L.P.
                                        BY:  JONES CABLE CORPORATION
                                             its Managing General Partner



                                        By:  /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)




Dated:  November 14, 2000